Form 10KSB
period 2000-09-30
POSTERALLEY COM INC
filed 2001-02-20
CIK 1112372

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________________ to ________________


                Commission file no. 000-31469
                                    ---------


                              Posteralley.com, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)


                    Colorado                                   84-15099500
          ------------------------------                    ------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)


       650 South Cherry Street, Suite #310
       Denver, Colorado                                              80246
     ---------------------------------------                       ----------
     (Address of principal executive offices)                      (Zip Code)


Issuer's telephone number (303) 629-9751


Securities registered under Section 12(b) of the Exchange Act:

                                             Name of each exchange on
          Title of each class                which registered

                None
          -------------------                ---------------------------

Securities registered under Section 12(g) of the Exchange Act:

     Common Stock, $.0001 par value
     -----------------------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing  requirements for the past 90 days. Yes X   No
                                                                       ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $3,258
                                                              -------

     Of the 4,283,200 shares of voting stock of the registrant issued and outstanding as of February 16, 2001, 683,200 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                   ----   -----

                                     PART I

Item 1. Description of Business.

(a)  Business Development.

     We were organized on July 19, 1999, and are in the early stage of development. In July 1999, we commenced operations in the online retailing and brokerage of originals and reproductions of fine art posters, including, but not limited to, vintage antique, product advertising, travel, sporting event, movie and theater memorabilia and commemorative posters. We also sell a limited inventory of original, antique fine art paintings. Our offices are located at 650 South Cherry Street, Suite #310, Denver, Colorado 80246. Our telephone number is (303) 629-9751 and our facsimile number is (303) 322-0063.

     During the period from May 8 through June 28, 2000, we issued and sold an aggregate of 501,200 shares of common stock to a total of fifty-two persons, all of whom are residents of the State of California, Colorado or Illinois, for cash consideration totaling $125,300. We made the sales in reliance upon the exemption from registration with the Securities and Exchange Commission provided under Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933, and in reliance upon the exemptions from registration provided under Section 25102(f) of the California Corporations Code, Section 11-51-308(1)(p) of the Colorado Securities Act or Section 4.G. of the Illinois Securities Law of 1953.

     On December 29, 2000, we filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission providing for the offer and sale of an aggregate of 601,200 shares of common stock, including 100,000 shares of common stock being offered by Posteralley.com at an offering price of $.50 per share for total gross proceeds of $50,000 and 501,200 shares of common stock being offered by the fifty-two persons who purchased shares in our common stock offering described in the preceding paragraph, as selling shareholders. The Securities and Exchange Commission has not yet declared the Registration Statement effective.

     See (b) "Business of Issuer" immediately below for a description of our current operations and future proposed activities.

     (b) Business of the Issuer.

General

     We commenced operations in the online retailing and brokerage of originals and reproductions of fine art posters, including, but not limited to, vintage antique, product advertising, travel, sporting event, movie and theater memorabilia and commemorative posters, in July 1999. Our total sales were $3,258 for the period from inception through September 30, 2000, and our net loss was $(33,874) for the same period. Our web site is located at http://www.Posteralley.com. Information set forth on our web site does not constitute part of this Annual Report on Form 10-KSB.

     Our objective is to become a leading online retailer/broker of fine art posters. Key elements of our strategy include the following:

o Offering the broadest possible selection of posters available to our customers at competitive prices;

o Delivering superior customer service and promoting repeat purchases through continuous enhancement of our technology, web site functionality and inventory;

o Fostering consumer trust and satisfaction through services including appraisal, authentication and money-back guarantee; and

o Continuing to maintain our relationship with Nicklebys.com, Inc., Denver, Colorado, an online auctioneer of fine art, antiques and collectibles, and developing relationships with other companies that can help grow our business.

     The bulk of our products are fine art posters obtained for sale on consignment from two wholesalers, including I. Brewster & Company and Club of American Collectors of Fine Arts, Inc. In addition, we also market a limited inventory of originals and reproductions of fine art posters and original, antique fine art paintings recently purchased with proceeds received from our offering of common stock pursuant to Rule 504 of Regulation D under the Securities Act of 1933 completed in June 2000. We have allocated the sums of $5,000 (28.1%) and $10,000 (23.4%) of the minimum and the maximum net proceeds, respectively, anticipated, without assurance, to be received from our proposed offering of common stock pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission in December 2000, for the acquisition of originals and reproductions of fine art posters and to make reproductions of certain of the original posters purchased. However, because the funds anticipated to be received from this offering that will be available to us for the purchase and/or reproduction of fine art posters are very limited, the number and/or quality of posters that we will be able to purchase with those funds will also be limited.

     Messrs. Scott M. Thornock and Bruce A. Capra, our two executive officers, directors and controlling shareholders, have, personally, and, in the case of Mr. Capra, professionally, in excess of twenty years of experience in dealing in all types of fine art, antiques and collectibles, including fine art posters. Both Messrs. Thornock and Capra are executive officers, directors, founders and controlling shareholders of Nicklebys.com, Inc. ("Nicklebys.com"), an online auctioneer of fine art, antiques and collectibles that has realized approximately $631,807 in gross revenue (unaudited) from online auctions, live auctions and retail sales during the period from inception (January 13, 1999) through December 31, 1999. Despite its limited operating history, Nicklebys.com was recognized in the November 1999 edition of Yahoo! Internet Life Magazine with the Gold Medal Award for the best art auction site on the worldwide web. In order to become employed full time by Nicklebys.com, Mr. Capra, our Secretary, resigned on February 1, 1999, as the General Manager and the Director of Sales, Marketing and Advertising for American Design, Ltd., an Aurora, Colorado, company with eight retail outlets that realized gross sales of approximately $12,000,000 from the publication, auction and marketing of fine art during its most recent fiscal year. Additionally, Mr. Capra owned and managed Nickleby's Auction Gallery, Ltd., Arvada, Colorado, an auction liquidation company specializing in fine art, antiques and collectibles, from 1992 until the acquisition of Nickleby's Auction Gallery, Ltd., by Nicklebys.com in February 1999.

     Because of the contacts developed by Messrs. Thornock and Capra as a result of investing in, marketing, selling, trading and/or brokering many types of artworks, antiques and collectibles for many years, we do not expect to have any difficulty in obtaining quality fine art posters. Neither individual presently contemplates the formation of, or affiliation or association with, any company, other than Nicklebys.com and Posteralley.com, whose business plan would contemplate or involve the online sale of fine art, antiques or collectibles, including fine art posters. Further, with the formation of Posteralley.com, Nicklebys.com intends to diminish and ultimately abandon its present limited activities involving fine art posters.

Inventory and Consigned Posters

     Our web site on the Internet features only fine art posters, including, but not limited to, vintage antique, product advertising, travel, sporting event, movie and theater memorabilia and commemorative posters. In addition, we are marketing a limited inventory of original, antique fine art paintings recently purchased with a small amount of proceeds received from our recently completed private offering of common stock. As of the date of February 16, 2001, our web site features 56 fine art posters, including 35 original, antique French posters, 14 contemporary fine art posters, seven reproductions of antique fine art posters and five original, antique fine art paintings, including three oils on canvas and two watercolors. Of the fine art posters, five are being sold on consignment. If we achieve profitable operations, which is not assured, or otherwise obtain funding in addition to that anticipated from this offering, we intend to purchase additional inventory of originals and/or reproductions of fine art posters with a portion of the funds. The sources for our inventory are expected to include, among others, estates, private parties, collectors and original collections. Additionally, both Messrs. Thornock and Capra may place originals and reproductions of fine art posters from their own personal collections on consignment with Posteralley.com to be sold online. We can expect to receive a commission in the amount of 10% to 50% of the sale price of all fine art posters sold for the account of Mr. Thornock, Mr. Capra or Nicklebys.com.

     The bulk of fine art posters featured on our web site have been obtained from two unaffiliated companies, including I. Brewster & Company ("I. Brewster") and Club of American Collectors of Fine Arts, Inc. ("Club of American Collectors"), for sale on consignment. Both I. Brewster and Club of American Collectors have been in business for approximately forty years and Club of American Collectors is the largest United States importer of French advertising posters. Each company is itself capable of satisfying our requirements for posters for the foreseeable future. Our consigned inventory of original fine art posters includes, primarily, product advertising posters for products such as liquor, ink, bicycles, chocolates, etc. The seven antique poster reproductions are of fine art images by Louis Icart and Maxfield Parrish. The various posters and reproductions consigned by I. Brewster and Club of American Collectors have a retail value in a range from $35 to $25,000. Because of our arrangements with
I. Brewster and Club of American Collectors to sell these items on consignment, we have no cost of sales until we consummate a sale. Despite our plans to purchase additional inventory of originals and/or reproductions of fine art posters with a portion of any additional capital obtained from profitable operations or otherwise, we expect, for the foreseeable future, to be partially dependent for product upon fine art posters consigned to us by I. Brewster, Club of American Collectors or others.

Online Retailing of Posters

     As a small online retailer of posters, we are dedicated to serving the poster enthusiast with a wide variety of fine art posters featured on our web site located at http://www.Posteralley.com, expert information and superior customer service. We seek to exceed the more limited selections of posters, if any, offered by art galleries, art and/or antique brokers and dealers, antique stores, auction houses and others. We strive to provide customers with a convenient, one-stop shopping experience by providing an organized, logical and customer-friendly Internet site designed in an attractive manner so as to capture and maintain the interest of most visitors. The web site includes a high-resolution photograph of each poster or painting together with a picture and a biography of the artist, if relevant and available. Payment arrangements can be made using credit cards and escrow accounts. We have implemented security measures, including but not limited to layering, locking and encryption, in order to secure, to our best ability as of the date of this report, the commercial transactions conducted on our web site. Detailed instructions are available on our site to enable the purchaser to consummate the purchase transaction with as much ease and simplicity as is possible. We expect to compete on the basis of our reputation among customers as a quality provider of products that are "100% money-back guaranteed, curated and appraised" and, to a lesser extent, on the basis of price. We receive, on average, a listing fee in the amount of approximately 20% of each item sold on consignment for management or others.

     We attract and retain customers by emphasizing the following key factors:

     Extensive Product Selection Enables One-Stop-Shopping.
     ----------------------------------------------------------
     We provide consumers with one-stop-shopping for their fine art poster needs, with delivery direct to their door. Our broad selection of fine art posters transcends the limited selection, if any, of art galleries, art and/or antique brokers and dealers, antique stores, auction houses and others. Our online business model enables us to aggregate a diverse product selection that is not generally found in a single retail outlet and dynamically change our product mix to meet consumer needs and interests.

     Expert Information.
     -------------------
     Accompanying each poster featured on the web site is a detailed description of the type of poster and, among other things, its dimensions, price, condition and availability and a description of the event, if any, commemorated by the poster. In this manner, we tightly integrate broad product selection with highly relevant content, providing consumers with the information they need to make informed purchase decisions.

     Superior Shopping Experience.
     -----------------------------
     We believe that we provide an intuitive, easy-to-use web site, offering extensive product selection supported by tightly integrated, relevant resource information. Each product presentation is supported by a high-resolution photograph of the poster available for sale on our web site.

     Quality Customer Service.
     -----------------------------
     The typical online shopping experience begins with the search for products that meet specific needs, including the online ordering process and extends through product delivery and post-purchase support. We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door or efficiently handle customer inquiries is as important to customer satisfaction as product selection. While we will not have the financial resources as a result of the proposed offering of common stock pursuant to our recently filed Form SB-2 Registration Statement to employ any customer service personnel, we intend to develop our own in-house customer service operation in the future.

     Money-Back Guarantee and Guarantee of Authenticity.
     ---------------------------------------------------
     Unlike other competitors, most of whose inventory is limited exclusively or primarily to items offered on consignment, we guarantee the authenticity of each fine art poster we sell with a written appraisal of the value of the item at the time of purchase. Mr. Capra is a certified personal property appraiser and a member of the Certified Appraisers Guild of America, and examines each item sold to ensure its authenticity and provide a written appraisal of value. Furthermore, we provide each customer with a thirty-day guarantee permitting the return of the poster within thirty days if the customer is not satisfied with its genuineness or authenticity.

The Internet and Electronic Commerce

     The   Internet   has  become  an   increasingly   significant   medium  for
communication, exchange of information and commerce. We believe this increased usage is because of a number of factors, including the following:

o      A large installed base of personal computers;

o      Advances in the speed of personal computers and modems;

o      Easier and less expensive access to the Internet;

o      Improvements in network security, infrastructure and bandwidth;

o      A wider range of online offerings; and

o      Growing consumer awareness of the benefits of online shopping.

However, there are many risks associated with the conduct of business on the Internet, including, among others, security, viruses and fraud. While hacking is a serious threat to electronic commerce companies such as Posteralley.com, the greatest threat to the security of our business transactions on the Internet is expected to arise from our own employees. Posteralley.com, like most other online retailers, intends to continuously implement a wide range of hardware security measures to offer network protection and business continuity. Nevertheless, it is generally known that few companies have implemented the security measures available utilizing current technology, including, among others, file encryption for stored information, public key cryptography, telecommunication encryption and digital signatures/sender authentication. Many development-stage companies, like Posteralley.com, lack the capital and/or customer demand to warrant the investment in electronic security protective applications and technologies. Further, while many companies have a formal security policy, we believe that nearly all are far from adequate and very few companies educate all members of staff, conduct risk analysis on a regular basis and regularly assess their software for security flaws.

     With the wide range of security flaws inherent in the Internet, we can be expected to be at a serious disadvantage, as compared to our competitors, especially with regard to electronic commercial transactions, if we fail to protect or minimize the risks to Posteralley.com from security threats. While the Internet represents a new and highly lucrative market, we expect to be challenged by the necessity to become fully aware of new technologies so that we can manage the risks associated with conducting transactions over the web. Another disadvantage to our conducting business on the Internet is the lack of physical representation enabling customers to inspect our merchandise in advance of placing an order and obtaining customer services from personnel with whom they are unable to interact in person. It is likely that, because we will limit our marketing activities to the Internet, we will be unable to generate business from the type of customer unable to develop a comfort level in the absence of physical representation. Also, we will likely be required to deal with dissatisfied customers believing that the poster ordered differs in its physical appearance from the photographic image viewed on the Internet. Despite the above-described and other risks of online retailing, we intend to employ this method of displaying and retailing fine art posters exclusively because of the significantly reduced cost to us of eliminating the need for a retail facility and a sizeable marketing staff.

Marketing

     Our marketing strategy is designed to attract customers most likely to shop online, convert browsers to buyers, meet or exceed customer expectations, drive repeat purchases and build enduring brand equity. In order to implement this strategy, we intend to implement an integrated marketing campaign that includes the following:

     Advertising. We will design our advertising to build brand equity, create awareness and generate initial purchases of fine art posters sold on our web site. Depending on the availability of funds, we intend to use a mix of broadcast media, including:

o    Local newspapers;

o    Trade journals;

o    Periodicals;

o    Local radio in the top markets with online shoppers;

o    Outdoor advertising;

o    Online banners, text links and e-mail newsletters; and

o    Mailings  of  brochures  to,  among  others,  interior  designers,   retail
     purchasers, past participants in live auctions hosted by Nicklebys.com and others.

     Nicklebys.com. We intend to place a link to our web site on Nicklebys.com's home page located on the Internet at http://www.nicklebys.com. Our marketing agreement with Nicklebys.com provides for Nicklebys.com to receive a referral fee of $.22 per web site "hit" or "click-through" generated by a new visitor to our web site as a result of the link to the site on Nicklebys.com's web page. Because Messrs. Thornock and Capra, our executive officers, directors and controlling shareholders, also serve as executive officers, directors and controlling shareholders of Nicklebys.com, the marketing agreement between Posteralley.com and Nicklebys.com cannot be considered to be an arm's-length transaction. While we believe that this marketing agreement will assist Posteralley.com to develop a customer base, it is not possible to predict the amount of revenue that Posteralley.com may realize from this arrangement.

Fulfillment and Distribution

     We currently fulfill all customer orders from our facilities in Denver, Colorado. We receive posters from our suppliers or on consignment. Our two executive officers and directors pick products to fill customer orders. We presently manually update product availability on our web site. We pack the items on location at our offices and then deliver them to UPS, the United States Postal Service or other shipping trucks for distribution to consumers anywhere in the United States. We are committed to shipping accurate orders, efficiently and effectively. Our management brings to Posteralley.com its expertise in fulfillment and distribution developed as a result of experience with Nicklebys.com. We intend to establish a distribution center in warehouse space separate from our offices at such time, if ever, as the demand for our fine art posters increases sufficiently.

Customer Service

     We believe that a high level of customer service and support is critical to retaining and expanding our customer base. No portion of the proceeds of this offering has been allocated for the employment of any customer support personnel. Accordingly, we expect to be dependent upon the proceeds, if any, to be received from future equity and/or debt financing for this purpose. Our two management members are available via telephone, generally, from 8:00 a.m. to 5:00 p.m., Mountain time, Monday to Friday, and can also be reached by e-mail or facsimile. Presently, we provide, by e-mail order and shipping confirmation (with tracking numbers), notification of customers regarding out-of-stock situations and, for those orders, frequent updating of customers on order status.

     We are dedicated to customer satisfaction. We deliver on this commitment in a number of ways, including:

o Product guarantee, including a written appraisal of the value of the item at the time of purchase and a 30-day refund if the shipment is not satisfactory;

o Customer service guarantee of a one business day response time for all inquiries;

o Privacy guarantee to use personal information exclusively to process orders and not to sell, trade or rent the information to other companies; and

o Security guarantee ensuring protection of personal information and compensation to consumers for the amount of their liability, up to $50, in the unlikely event of unauthorized interception and use of their credit card.

Technology and Network Operations

     We have implemented services and systems for site management, searching and customer interaction. Our system has been custom-designed and written for performance, reliability and scalability using software applications for:

o    Displaying    poster    merchandise   in   an   organized,    logical   and
     customer-friendly way;

o    Accepting, verifying, organizing and managing customer orders;

o    Notifying and updating customers of order status; and

o    Managing shipment of products.

     These systems and services employ a combination of our own proprietary technologies and commercially available, licensed technologies. Our proprietary technologies are embodied in software that is exclusively owned and implemented by Posteralley.com. We have a non-exclusive license to use a shopping cart commerce application, which has been customized for us. This commerce application is integrated with our custom software, enabling a fully automated order fulfillment process. We realize many benefits from the integration of these systems, including:

o    Tracking customer orders through the entire supply chain in real-time;

o    Making rapid changes to processes such as a change in shipping policy; and

o    Efficiently expanding our infrastructure.

     Our operating system is RedHat Linux 6.2 with kernel 2.2.16 and our software platform and architecture is integrated with Apache/1.3.12 Ben-SSL/1.41
(Unix) mod_perl/1.24 web software and database software mSQL v2.0.11. Our production system is located at our offices in Denver, Colorado, and provides 24-hour engineering and monitoring support. We address the goals of performance, reliability and scalability. Our objective is to have fast download times and make use of caching and load balancing at the web server and application level for optimal performance. We outsource development work to outside consultants. Our web site is up and running 24 hours a day, seven days a week. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our web site.

Competition

     The secondary market for originals and reproductions of fine art posters is intensely competitive. Competition is expected to intensify in the future, which may result in price reductions, fewer customer orders, reduced gross margins and loss of market share. We currently or potentially compete with a variety of companies located both inside and outside the United States engaged in brokering and/or dealing in fine art posters of every character and kind. Many of our current and potential traditional store-based competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These companies include artists, art galleries, art and/or antique brokers and dealers, antique stores, auction houses and liquidation companies. Many of these current and potential competitors can devote substantially more resources to web site and systems development than we can. In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.

     We are aware of a limited number of other companies, including Nickleby's.com (on a very limited basis), that are presently retailing fine art, antiques and/or collectibles, including fine art posters, online. We believe that there will be an increasing number of online retailers of the fine art posters of the types being offered by us and, in the instance of certain reproductions, identical to the reproductions we offer. Some of our competitors may be able to secure posters from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.

     We believe that the following are principal competitive factors in our market:

o        Web site recognition;

o        Inventory selection;

o        Streamlined shopping experience;

o        Reliability and speed of order shipment;

o        Customer service;

o        Speed and accessibility of web site;

o        Convenience; and

o        Price.

     While we expect to compete on the basis of our reputation among customers as a quality provider of products and, to a lesser extent, on the basis of price, we are not certain that this strategy will be successful. Additionally, we, like Nicklebys.com but unlike many other competitors, will guarantee the authenticity of each poster and will furnish the purchaser with a written appraisal at the time of purchase. We hope, to the extent practicable, to minimize our weaknesses, including, among others, our undercapitalization, cash shortage, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition, through our focus on the Internet; which eliminates the need for a retail facility and a sizeable marketing staff. However, our opportunity to obtain wholesale and other larger customers may also be limited by our financial resources and other assets.

Intellectual Property

     We rely on a combination of trademark, trade secret and copyright laws to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our web site, including the look and feel of our web site, posters that we sell, product organization, product information and sales mechanics. Unauthorized persons may also attempt to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and our content. We have not filed an application to secure registration for our trademarks, such as "Posteralley.com," in the United States or any other country. Any encroachment upon our proprietary information, the unauthorized use of our trademark, the use of a similar name by a competing company or a lawsuit initiated against us for the infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Finally, if we operate internationally, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Government Regulation

     We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce. However, as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and security of information. Furthermore, the growth of electronic commerce may prompt demand for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade
Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third persons and has proposed regulations restricting the collection and use of information from minors online. We do not currently provide individual personal information regarding our users to third persons and we currently do not identify registered users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in usage of the Internet and reduce the demand for our products and services or require us to redesign our web site.

     We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and personal privacy. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet marketplace. This uncertainty could reduce demand for our posters, increase the cost of doing business as a result of litigation costs and/or increase service delivery costs.

Employees and Consultants

     Posteralley.com has had no full-time employees since our organization. Messrs. Scott M. Thornock and Bruce A. Capra, our President/Treasurer and Secretary, respectively, and directors of Posteralley.com, have served as our only part-time employees through February 16, 2001. No cash compensation has been awarded to, earned by or paid to either individual for all services rendered in all capacities to Posteralley.com during the period from the date of our organization on July 19, 1999, through September 30, 2000, the end of our last fiscal year. For the foreseeable future, Mr. Capra will receive no compensation in any form for his services rendered in all capacities to Posteralley.com. Since January 1, 2001, Mr. Thornock has been receiving a salary of $18,000 per annum. On July 19, 1999, we issued and sold to Messrs. Thornock and Capra 3,240,000 shares, and 360,000 shares, of common stock, respectively, in consideration for the performance of services by each individual in connection with the organization of Posteralley.com valued at $324 and $36, respectively ($.0001 per share). Commencing January 1, 2001, Mr. Thornock is receiving a salary of $18,000 per annum. We anticipate that at such time, if ever, as our financial position permits, Messrs. Thornock and Capra and any other executive officers of Posteralley.com will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans. Additionally, directors, including Messrs. Thornock, Capra and/or others, may receive fees for their attendance at meetings of the Board of Directors. Further, we may pay consulting fees to unaffiliated persons who perform services for us, although we have no present plans to do so and no such fees have been paid as of the date of this annual report.

Item 2. Description of Property.

     We maintain our offices, pursuant to a verbal arrangement, rent-free at the business offices of Paragon Real Estate & Development, L.L.C. ("Paragon Real Estate"), an affiliated company, located at 650 South Cherry Street, Suite #310, Denver, Colorado 80246. Mr. Scott M. Thornock, the President/Treasurer, director and approximate 74.8% shareholder of Posteralley.com, is the sole owner and managing member of Paragon Real Estate. We anticipate the continued utilization of these facilities on a rent-free basis until such time, if ever, as we obtain sufficient funding from debt and/or equity financing and/or generate a level of earnings sufficient to enable us to pay rent for our present offices or obtain office space from an unaffiliated third party. The office space we currently occupy is expected to be adequate to meet our foreseeable future needs. The office space has been valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements of Posteralley.com as rent expense with a corresponding credit to contributed capital. Our telephone number is (303) 629-9751 and our facsimile number is
(303) 322-0036.

Item 3. Legal Proceedings.

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. As of February 16, 2001, we know of no legal proceedings to which Posteralley.com is a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against Posteralley.com.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended September 30, 2000, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market Information, Holders and Dividends.

     There has been no established public trading market for our common stock since our inception on July 19, 1999. As of February 16, 2001, we had 55 shareholders of record of our 4,283,200 outstanding shares of common stock. We have never paid or declared any dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

     (b) Recent Sales of Unregistered Securities.

     On July 19, 1999, we issued and sold 3,240,000 shares, and 360,000 shares, of common stock (a total of 3,600,000 shares of common stock) to Messrs. Scott
M. Thornock and Bruce A. Capra, respectively, in consideration for services performed by each individual in connection with our organization valued at $324 and $36, respectively (a total of $360), at the rate of $.0001 per share. Messrs. Thornock and Capra serve as both of our executive officers and directors and together own of record and beneficially 3,600,000 shares, representing approximately 84.1% of the total number of issued and outstanding shares, of our common stock as of February 16, 2001. We relied, in connection with the sales of the shares, upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Section 11-51-308(1)(p) of the Colorado Uniform Securities Act. We relied upon the fact that our issuance and sale of the shares did not constitute a public securities offering together with the fact that Messrs. Thornock and Capra were executive officers, directors and controlling shareholders of Posteralley.com at the time of the sales, to make the exemptions available.

     On July 26, 1999, we issued and sold 182,000 shares, representing approximately 4.3% of the aggregate number of issued and outstanding shares, of our common stock as of February 16, 2001, to Cudd & Associates, 1120 Lincoln Street, Suite #1507, Denver, Colorado 80203, the sole proprietorship owned by Patricia Cudd, Esq., that has acted as our legal counsel since our inception on July 19, 1999. Cudd & Associates received said shares of common stock in consideration for the performance of certain legal services in connection with our organization valued at $182 ($.001 per share). In connection with the sale of the shares, we relied upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 and Section 11-51-308(1)(p) of the Colorado Uniform Securities Act. To make the exemption available, we relied upon the fact that our issuance and sale of the shares of common stock did not constitute a public securities offering together with the fact that Cudd & Associates was our legal counsel at the time of the sale.

     Posteralley.com, as the maker, entered into unsecured Promissory Notes dated November 1, 1999, with each of Messrs. Thornock and Capra, as the holders, in the principal amounts of $8,000 and $2,000, respectively, bearing interest at the rate of 8% per annum, due November 1, 2000. These Promissory Notes memorialized non-interest bearing, working capital advances in the identical principal amount of each Promissory Note, made by each of Messrs. Thornock and Capra to us on July 27, 1999. Posteralley.com, as the maker, entered into unsecured Promissory Notes dated November 1, 1999, with each of Messrs. Thornock and Capra, as the holders, in the principal amounts of $1,500 each, bearing interest at the rate of 8% per annum, due November 1, 2000. Posteralley.com, as the maker, entered into the unsecured Promissory Note dated March 3, 2000, with Mr. Thornock, as the holder, in the principal amount of $1,500, bearing interest at the rate of 8% per annum, due November 1, 2000. We claimed exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 11-51-308(1)(p) of the Colorado Uniform Securities Act in connection with the issuance of the Promissory Notes described above. We relied upon the fact that Messrs. Thornock and Capra were executive officers, directors and controlling shareholders of Posteralley.com at the time of the issuance of the Promissory Notes together with the fact that our issuance of the Promissory Notes did not constitute a public securities offering, to make the exemptions available. On May 31, 2000, we paid the $14,500 principal balance of all of the outstanding Promissory Notes together with accrued interest totaling $825.

     During the period from May 8 through June 28, 2000, we issued and sold an aggregate of 501,200 shares of our common stock to a total of fifty-two persons, all of whom are residents of the State of California, Colorado or Illinois, for cash consideration totaling $125,300. We made the sales in reliance upon the exemption from registration with the Securities and Exchange Commission provided under Section 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D under the Securities Act of 1933, and in reliance upon the exemption from registration provided under Section 25102(f) of the California Corporations Code, Section 11-51-308(1)(p) of the Colorado Securities Act or Section 4.G. of the Illinois Securities Law of 1953. No underwriter was employed in connection with the offering and sale of the shares. The facts that we relied upon to make the Federal exemption available include, among others, the following:

     (i) The aggregate offering price for the offering of the shares of common stock did not exceed $1,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering in reliance on any exemption under Section 3(b) of, or in violation of Section 5(a) of, the Securities Act of 1933;

     (ii) The required number of manually executed originals and true copies of Form D were duly and timely filed with the Securities and Exchange Commission;

     (iii)We conducted no general solicitation or advertising in connection with the offering of any of the shares; and

     (iv) The fact that Posteralley.com has not been since its inception:

          (a) Subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

          (b) An "investment company" within the meaning of the Investment Company Act of 1940; or

          (c) A development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.


Item 6. Management's Discussion and Analysis or Plan of Operation.

General
-------

     Since shortly after our inception, we have operated a web site on the Internet located at http://www.Posteralley.com from which we retail and broker fine art posters, including, but not limited to, vintage antique, product advertising, travel, sporting event, movie and theater memorabilia and commemorative posters. We have generated only minimal sales and a net loss from this business through the date of this report. For the year ended September 30, 2000, and for the periods from inception (July 19, 1999) through September 30, 2000, and 1999, we realized total sales of $3,258, $3,258 and $-0-, respectively, and a net loss of $(29,492), $(33,874) and $(4,382), respectively, which is less than $(.01) per share.

     We expect, for the foreseeable future, to be partially dependent for our products upon fine art posters consigned to us by I. Brewster & Company, Club of American Collectors of Fine Arts, Inc., or others. However, we intend to increase our limited inventory of originals and reproductions of fine art posters. The sums of $5,000 and $10,000 anticipated to be received from the minimum and the maximum offering proceeds, respectively, from our proposed offering of common stock pursuant to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission in December 2000, have been allocated for this purpose. We have plans to expand our marketing efforts in order to obtain a larger customer base. Funds in the amounts of $4,000 and $8,000 anticipated to be received from the minimum and the maximum proposed common stock offering, respectively, have been allocated for these marketing efforts. Our marketing efforts will include traditional marketing, such as advertising on the radio and in newspapers, and Internet marketing, including enhancing our web site, placing banners on other web sites and distributing e-mails promoting Posteralley.com. We do not intend to hire any employees in the foreseeable future. We intend to purchase $5,000 of computer equipment only in the event that we realize the maximum proceeds from our proposed offering of common stock pursuant to our recently filed Registration Statement on Form SB-2.

     The implementation of these plans is dependent upon our ability to raise additional capital from equity and/or debt financing and/or achieve profitable operations. We believe that the revenue generated from our business will not be sufficient to finance all future activities and that it will be necessary to raise additional funds through equity and/or debt financing after the expiration of one year after this offering as we do not expect to be able to satisfy our cash requirements following the expiration of this period. We do not believe that it will be necessary to raise additional funds within the next year. However, we may need to raise additional funds prior to the expiration of this period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. Although we intend to explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, there can be no assurance that we will be able to generate additional capital for expansion and/or other purposes. In the event that only limited additional financing is received, we expect our opportunities in the secondary market for fine art posters to be limited. Further, even if we succeed in obtaining the level of funding necessary to increase revenue through the expenditure of additional funds for marketing, advertising and/or promotion in order to obtain a sizeable customer base and, in turn, purchase additional inventory and enhance our web site, this will not ensure the realization by us of profits from operations.

Milestones
----------

     In order to become fully-operational and profitable, we must expand our fine art poster inventory, thoroughly market the "Posteralley.com" brand name and our services as a provider of quality and authentic fine art posters and enhance our web site so that it is considered the premier web site in the poster industry. We are currently in the process of pursuing these steps with the funds raised during our recent offering of common stock completed in June 2000 and the funds expected to be received, if any, from our proposed offering of common stock pursuant to our recently filed Registration Statement on Form SB-2. Funds generated from the proposed offering pursuant to our recently filed Form SB-2 Registration Statement will be used for the above-described purposes in addition to purchasing inventory and computer equipment and enhancing our web site. We have already begun selling fine art posters and have received limited revenues of $3,258 through September 30, 2000, of which $1,128 represents sales to our shareholders.

Results of Operations
---------------------

Year Ended September 30, 2000, Versus Period from Inception (July 19, 1999) through September 30, 1999
--------------------------------------------------------------------------------

     Total revenue was $3,258, including sales of $1,128 to our shareholders, for the year ended September 30, 2000, as compared to total revenue of $-0- for the period from inception (July 19, 1999) through September 30, 1999. The limited revenue realized during the year ended September 30, 2000, is the result of our sale of a limited number of posters.

     We incurred a net loss of $(29,492) for the year ended September 30, 2000, as compared to a net loss of $(4,382) for the period from inception (July 19, 1999) through September 30, 1999, because of the factors described below. Operating expenses increased from $4,382 for the period from inception (July 19, 1999) through September 30, 1999, to $30,107 for the year ended September 30, 2000. We experienced a sizeable increase in all operating expenses except stock-based compensation for the year ended September 30, 2000, as compared to the period from inception through September 30, 1999. The largest increase was in professional fees, which increased 1,178% from $1,500 for the period from inception through September 30, 1999, to $17,673 for the year ended September 30, 2000.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     As of September 30, 2000, we had minimal total assets in the amount of $90,395, including $62,448 in cash, inventory valued at cost of $26,606 and equipment (less accumulated depreciation) of $1,341, and total liabilities of $3,813. As of September 30, 1999, we had minimal total assets, including cash of $3,260 and prepaid expenses of $4,900 and total liabilities of $11,500. As a result of our having minimal assets and a deficit accumulated during the development stage of $(33,874) and $(4,382) as of September 30, 2000, and 1999, respectively, our total shareholders' equity (deficit) as of September 30, 2000, and 1999, was $86,582 and $(3,340), respectively. There can be no assurance that our financial condition will improve.

     Until the successful completion of our offering of common stock in June 2000 for gross proceeds of $125,300, we were funded exclusively with loans from Messrs. Scott M. Thornock and Bruce A. Capra, our two executive officers, directors and principal shareholders. Messrs. Thornock and Capra loaned an aggregate of $11,000 and $3,500, respectively, to Posteralley.com during the period from July 27, 1999, through March 3, 2000. Two of the loans were evidenced by unsecured Promissory Notes dated November 1, 1999, with each of Messrs. Thornock and Capra, as the holders, in the principal amounts of $9,500 and $3,500, respectively, bearing interest at the rate of 8% per annum, due November 1, 2000. A third loan was evidenced by an unsecured Promissory Note dated March 3, 2000, with Mr. Thornock, as the holder, in the principal amount of $1,500, bearing interest at the rate of 8% per annum, due November 1, 2000. On May 31, 2000, Posteralley.com repaid the $14,500 principal balance of all of the outstanding promissory notes together with accrued interest totaling $825 out of the proceeds of our offering of common stock completed in June 2000. Additionally, during September 2000, Mr. Thornock paid expenses on behalf of Posteralley.com totaling $375.

     On December 29, 2000, we filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission providing for the offer and sale of an aggregate of 601,200 shares of common stock, including 100,000 shares of common stock being offered by Posteralley.com at an offering price of $.50 per share for total gross proceeds of $50,000 and 501,200 shares of common stock being offered by the fifty-two persons who purchased shares in our common stock offering described in the preceding paragraph, as selling shareholders. The Securities and Exchange Commission has not yet declared the Registration Statement effective.

     Net cash used in operating activities was $(50,640) for the year ended September 30, 2000, primarily, because of the net loss of $(29,492) incurred and accounts receivable, prepaids and inventory of $(26,606), offset, primarily, by the value of office space contributed by our President $3,000 and accounts payable and accrued expenses of $2,313. For the year ended September 30, 2000, net cash used in investing activities and net cash provided by financing activities was $(1,486) and $111,314, respectively. Cash increased by $59,118 from $3,260 at the beginning of the period to $62,448 at the end of the period, because of the above-described factors.

Inflation
---------

     We believe that inflation has not had a material impact on our business.

Seasonality
-----------

     We do not believe that our business is seasonal.

Item 7. Financial Statements.

     The Financial Statements of Posteralley.com, Inc., the Notes to Financial Statements and the Independent Auditors' Report of Cordovano and Harvey, P.C., independent certified public accountants, required by this Item 7. commence on page F-1 and are incorporated herein by this reference. The Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:
                                                                           Page
                                                                           ----

Independent Auditors' Report.............................................   F-2

Balance Sheets, September 30, 2000 and 1999..............................   F-3

Statements of Operations, for the year ended September 30, 2000, from
  July 19, 1999 (inception) through September 30, 1999, and from
  July 19, 1999 (inception) through September 30, 2000...................   F-4

Statement of Shareholders' Equity (Deficit), from July 19, 1999
  (inception) through September 30, 2000.................................   F-5

Statements of Cash Flows, for the year ended September 30, 2000, from
  July 19, 1999 (inception) through September 30, 1999, and from
  July 19, 1999 (inception) through September 30, 2000...................   F-6

Summary of Significant Accounting Policies...............................   F-7

Notes to Financial Statements............................................   F-9


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     We had no independent accountant prior to the retention of Cordovano and Harvey, P.C., 201 Steele Street, Suite #300, Denver, Colorado 80206, in December 1999. There has been no change in our independent accountant during the period commencing with the retention of Cordovano and Harvey, P.C., through February 16, 2001.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

     Set forth below are the names, ages, positions with Posteralley.com and business experience of our directors and executive officers.

          Name                 Age                     Title
   ------------------          ---         ---------------------------------
   Scott M. Thornock*          41          President, Treasurer and Director

   Bruce A. Capra*             46          Secretary and Director

---------------------
     *The individuals named in the table may be deemed to be our "parents" and "promoters," as those terms are defined in the General Rules and Regulations under the Securities Act of 1933.

General

     All directors hold office until the next annual meeting of our shareholders and until their respective successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors. Messrs. Thornock and Capra are each expected to devote approximately 15% of their time to the business and affairs of Posteralley.com. Set forth below under "Business Experience" is a description of the business experience of Messrs. Thornock and Capra. Except as otherwise indicated below, all organizations with which each individual is or has been previously employed, affiliated or otherwise associated, are not affiliated with us.

Family Relationships

     There is no family relationship between Mr. Scott M. Thornock, our President/Treasurer and a director of Posteralley.com, and Mr. Bruce A. Capra, our Secretary and a company director.

Business Experience

     Scott M. Thornock has approximately fifteen years of experience in the real estate development business and in the management of a number of private and public, start-up companies. He has served as the President, the Treasurer and a director of Posteralley.com since its inception on July 19, 1999. Mr. Thornock has served as the Secretary, the Treasurer and a director of JDLphotos.com, Inc., since the company's organization on March 15, 2000. JDLphotos.com, Inc., a private company engaged in marketing, online and via juried art shows, matted, framed prints of the photographs of Mr. James J. DeLutes, an award-winning photographer, recently filed a Regulation A Offering Statement with the Securities and Exchange Commission for the purpose of raising capital pursuant to Regulation A under the Securities Act of 1933. He has served as the Chief Executive Officer, since October 16, 2000, and as the President, from the date of the company's inception on January 13, 1999, through October 15, 2000, of Nicklebys.com, Inc. ("Nicklebys"), a publicly-held, Denver, Colorado, corporation engaged in the marketing and sale of fine art, antiques and collectibles via online and live auctions and retail sales. Since Nicklebys' organization on January 13, 1999, he has served as the Chief Financial Officer, the Secretary and a director of the company. Nicklebys commenced a common stock offering pursuant to Rule 504 of Regulation D under the Securities Act of 1933 ("Rule 504") on March 17, 2000, that was successfully completed. Since August 27, 1999, Mr. Thornock has served as the Secretary/Treasurer of Celebrity Sports Network, Inc., a privately-held, Littleton, Colorado, company engaged in the promotion of professional athletes as motivational speakers via the Internet and the sponsorship of motivational seminars, which is seeking to raise capital publicly. He served as a director of Perseus Art Group, Inc. ("Perseus"), a public Colorado corporation, from the date of Perseus' inception on June 26, 1998, until his resignation on May 12, 1999, and as the Vice President, the Chief Financial Officer and the Secretary of Perseus from June 30, 1998, until his resignation from these positions on May 12, 1999. Perseus conducted an offering of common stock pursuant to Rule 504 commencing July 10, 1998, that was completed successfully. Mr. Thornock served as the President, the Chief
Executive Officer, the Treasurer and a director of Triad Development Corp. ("Triad"), a publicly-held Colorado corporation, from the date of its inception on October 31, 1997, through the date of his resignation on April 2, 1999. On November 19, 1997, Triad commenced a common stock offering pursuant to Rule 504 that was successfully completed. He served as the President, the Chief Executive Officer, the Treasurer, the Chief Financial Officer and a director of Perfection Development Corporation from April 18, 1997, the date of the organization of the company, through October 2, 1998, on which date he resigned as an executive officer and director. Mr. Thornock served as the Vice President, the Chief Financial Officer, the Secretary and a director of Thor Management Group, Inc., from the date of that company's inception on January 9, 1998, through June 19, 1998, on which date he resigned his positions as an executive officer and director of the company. He served as the President, the Chief Executive Officer and a director of Pegasus Development Group, Inc., a publicly-held Colorado corporation, from the date of its organization on December 23, 1996, through October 22, 1997, on which date Mr. Thornock resigned as an executive officer and director of the company. Commencing on January 16, 1997, Pegasus conducted an offering of common stock pursuant to Rule 504 that was completed successfully. He has been the sole owner and managing member of Paragon Real Estate and Development, L.L.C., a Denver, Colorado-based residential real estate development, brokerage and business consulting firm that has performed administrative supervision, financial management and other services for, among others, thirty-five Colorado limited liability companies of which Mr. Thornock has been the founder, the manager and a member, since he founded the company in February 1996. These thirty-five limited liability companies, including Paragon Development I-IV, L.L.C., Paragon Development VI-XII, L.L.C., Paragon
Development XIV-XXXV, L.L.C., 32-5, L.L.C., and Paragon Investment Group, I, L.L.C., have raised capital from time-to-time over the past approximately five years for the purposes of acquiring, developing, constructing and/or brokering multi-family, residential properties located in Denver, Boulder, Longmont and Vail, Colorado. Twenty of these companies are operating currently. Mr. Thornock has held a real estate brokers license in the State of Colorado since December 1995. He received a Bachelor of Arts degree in history and a Masters degree in business management from the University of Colorado, Boulder, Colorado, in 1982 and 1994, respectively.

     Bruce A. Capra has served as the Secretary and a director of Posteralley.com since our inception on July 19, 1999. Since October 16, 2000, he has served as the President and, from the date of the company's inception on January 13, 1999, through October 15, 2000, Mr. Capra served as the Chief Executive Officer, of Nicklebys.com, Inc., a publicly-held, Denver, Colorado, corporation engaged in the marketing and sale of fine art, antiques and collectibles via online and live auctions and retail sales. He has served as the Chairman of the Board of Directors of Nicklebys since the organization of the company on January 13, 1999. He was employed, from 1988 until his resignation on February 1999, as the General Manager and the Director of Sales, Marketing and Advertising for American Design, Ltd., an Aurora, Colorado, corporation specializing in the publication of fine art that has eleven retail outlets located in California, Colorado and New Mexico. American Design, Ltd., which is today recognized as one of the largest wholesale fine art publishing firms in the United States, realized gross revenues of approximately $12,000,000 during its most recent fiscal year. Mr. Capra served as the President, the Chief Executive Officer and a director of Perseus Art Group, Inc., a publicly-held Colorado corporation, from June 26, 1998, until his resignation from these positions with Perseus on May 12, 1999. He was the founder and served as the President, a director and the sole owner of Nickleby's Auction Gallery Ltd., Arvarda, Colorado, an auction liquidation company specializing in fine art, antiques and collectibles, from 1992 through January 15, 1999, on which date Nicklebys.com purchased all of the outstanding common stock of Nickleby's Auction Gallery, Ltd. Mr. Capra founded and served as the President, from 1981 until the sale of the business in 1988, of Image Tech Inc., Denver, Colorado, a fine art serigraph printing company specializing in printing and publishing fine art and commercial signage and, during Mr. Capra's tenure, printed limited edition fine art prints for internationally known artists such as Andy Warhol, Roy Liechtenstein, Earl Biss and others. Prior to that time, from 1979 through 1982, he owned and operated The Mushroom Gallery, Ltd., an art gallery located in Denver, Colorado. Mr. Capra attended Missouri Auction School in 1988 and is a licensed auctioneer in the States of California, Colorado, Nevada and Texas. He is also a certified personal property appraiser and a member of the Certified Appraisers Guild of America.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of Posteralley.com on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, Messrs. Thornock and Capra, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with Section 16(a) filing requirements applicable to them during our fiscal year ended September 30, 2000.

Item 10. Executive Compensation

     Messrs Scott M. Thornock and Bruce A. Capra, our executive officers and directors, have served as part-time employees of Posteralley.com since our inception. No cash compensation has been awarded to, earned by or paid to either individual for all services rendered in all capacities to Posteralley.com during the period from the date of our organization on July 19, 1999, through September 30, 2000, the end of our last fiscal year. For the foreseeable future, Mr. Capra will receive no compensation in any form for his services rendered in all capacities to Posteralley.com. Since January 1, 2001, Mr. Thornock has been receiving a salary of $18,000 per annum. On July 19, 1999, we issued and sold to Messrs. Thornock and Capra 3,240,000 shares, and 360,000 shares, respectively, of common stock (a total of 3,600,000 shares) for services performed in organizing Posteralley.com valued at $324 and $36, respectively ($.0001 per share). We anticipate that, at such time, if ever, as our financial position permits, Messrs. Thornock and Capra and any other executive officers and/or directors of Posteralley.com will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as executive officers of Posteralley.com. Neither Mr. Thornock nor Mr. Capra holds any option to purchase any securities of Posteralley.com. The executive officers and directors of Posteralley.com plan to devote only such time to our business and affairs that each deems necessary.

     We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future. In the future, we may offer stock options to employees, non-employee members of the Board of Directors and/or consultants; however, no options have been granted as of February 16, 2001. It is possible that in the future we may establish various executive incentive programs and other benefits, including reimbursement for expenses incurred in connection with Posteralley.com's operations, company automobiles and life and health insurance, for our executive officers and directors, but none has yet been granted. The provisions of such plans and benefits will be at the discretion of our Board of Directors.

     Under Colorado law and pursuant to our Articles of Incorporation, we may indemnify our officers and directors for various expenses and damages resulting from their acting in those capacities and as directors of a subsidiary. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers or directors of Posteralley.com pursuant to those provisions, our counsel has informed us that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, and is therefore unenforceable.

Compensation of Directors

     Our directors receive no compensation pursuant to any standard arrangement for their services as directors.

Employment Agreements

     We have no employment agreements with Mr. Scott M. Thornock, the President, the Treasurer and a director of Posteralley.com, or Mr. Bruce A. Capra, a director of Posteralley.com and our Secretary. In the future, we may enter into employment agreements with the foregoing and/or future executive officers of Posteralley.com.

Indemnification

     Our Articles of Incorporation include provisions to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against those persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which they shall be determined not to have acted in good faith and in the best interests of Posteralley.com. With respect to matters as to which our officers, directors and others are determined to be liable for misconduct or negligence, including gross negligence, in the performance of their duties to Posteralley.com, our Articles of Incorporation provide for indemnification only to the extent that the court in which the action or suit is brought determines that the person is fairly and reasonably entitled to indemnification for those expenses that the court deems proper. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers, directors or persons controlling us pursuant to the foregoing, we have been informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, and is therefore unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the ownership of our common stock as of February 16, 2001, by each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Each shareholder named in the table has sole voting and investment power with respect to the shares beneficially owned.

                                                    Shares         Percentage
      Name and Address of                        Beneficially          of
      Beneficial Owner                            Owned (1)         Class (1)
------------------------------------            --------------     ------------

Scott M. Thornock (2)                           3,240,000              75.64%
650 South Cherry Street, Suite #310
Denver, Colorado  80246

Bruce A. Capra (2)                                360,000               8.41%
6343 Umber Circle
Golden, Colorado  80403

All Directors and Executive                     3,600,000              84.05%
Officers as a Group (Two Persons)

---------------------

(1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 4,283,200 shares of our common stock issued and outstanding as of February 16, 2001.

(2) Executive officer and member of the Board of Directors of Posteralley.com.


Item 12. Certain Relationships and Related Transactions.

     On July 19, 1999, we issued and sold 3,240,000 shares, and 360,000 shares, of common stock (an aggregate of 3,600,000 shares of common stock) to Messrs. Scott M. Thornock and Bruce A. Capra, respectively, in consideration for services performed by each individual in connection with our organization valued at $324 and $36, respectively (a total of $360), at the rate of $.0001 per share. Messrs. Thornock and Capra serve as both of our executive officers and directors and together own of record and beneficially 3,600,000 shares, representing approximately 84.1% of the total number of issued and outstanding shares, of our common stock as of February 16, 2001.

     Messrs. Thornock and Capra loaned an aggregate of $11,000 and $3,500, respectively, to Posteralley.com during the period from July 27, 1999, through March 3, 2000; which loans were evidenced by unsecured Promissory Notes dated November 1, 1999, with each of Messrs. Thornock and Capra, as the holders, in the principal amounts of $9,500 and $3,500, respectively, bearing interest at the rate of 8% per annum, due November 1, 2000, and an unsecured Promissory Note dated March 3, 2000, with Mr. Thornock, as the holder, in the principal amount of $1,500, bearing interest at the rate of 8% per annum, due November 1, 2000. On May 31, 2000, we repaid the $14,500 principal balance of all of the outstanding Promissory Notes together with accrued interest totaling $825 out of the proceeds of our offering of common stock completed in June 2000.

     Since October 1, 1999, we have maintained our offices rent-free at the business offices of Paragon Real Estate & Development, L.L.C., an affiliated company of which Mr. Scott M. Thornock, the President/Treasurer, a director and an approximate 75.6% shareholder of Posteralley.com, is the sole owner and operating manager, located at 650 South Cherry Street, Suite #310, Denver, Colorado 80246, since October 2000 and, prior to that time, at 1422 Delgany Street, Suite #12, Denver, Colorado 80202. From the date of our inception through September 30, 1999, Mr. Thornock provided office space to Posteralley.com at no charge. The $250 per month value of the office space provided by Paragon Real Estate and Mr. Thornock is included in Posteralley.com's Financial Statements that commence on page F-1 of this Annual Report on Form 10-KSB as rent expense with a corresponding credit to contributed capital.

     During September 2000, Mr. Thornock paid expenses on behalf of Posteralley.com totaling $375; which sum is reflected in the accompanying Financial Statements as due to officer. Because of their present management positions with, organizational efforts on behalf of, and percentage share ownership in, Posteralley.com, Messrs. Thornock and Capra may be deemed to be our "parents" and "promoters," as those terms are defined in the Securities Act of 1933 and the applicable Rules and Regulations under the Securities Act of 1933. Because of the above-described relationships, transactions between and among Posteralley.com and Messrs. Thornock and Capra, such as our sale of common stock to each of them as described above, should not be considered to have occurred at arm's-length.

     On July 26, 1999, we issued and sold 182,000 shares, representing approximately 4.3% of the aggregate number of issued and outstanding shares, of our common stock, to Cudd & Associates, 1120 Lincoln Street, Suite #1507, Denver, Colorado 80203, the sole proprietorship owned by Patricia Cudd, Esq., that has acted as our counsel since our inception on July 19, 1999. Cudd & Associates received said shares of common stock in consideration for the performance of certain legal services in connection with our organization valued at $182 ($.001 per share).

Item 13. Exhibits and Reports on Form 8-K.

          (a) The exhibits required to be filed with this Annual Report on Form 10-KSB by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item
Number                         Description
------  ------------------------------------------------------------------------
3.1 Articles of Incorporation of Posteralley.com, Inc., filed July 19, 1999. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-3, File No. 333-53002, filed December 29, 2000.)

3.2 Bylaws of Posteralley.com, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-3, File No. 333-53002, filed December 29, 2000.)

4.0 Form of stock certificate. (Incorporated herein by reference to Exhibit 4 to the Registration Statement on Form S-3, File No. 333-53002, filed December 29, 2000.)

10.1 Internet Marketing Agreement dated December 29, 1999, between Posteralley.com, Inc., and Nicklebys.com, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form 10-SB, File No. 0-31469, filed September 5, 2000.)

10.2 Fund Escrow Agreement dated December 11, 2000, between Posteralley.com, Inc., and Citywide Banks, N.A. (Incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-3, File No. 333-53002, filed December 29, 2000.)

10.3 Promissory Note dated November 1, 1999, from Posteralley.com, Inc., as the maker, to Scott M. Thornock, as the holder, in the principal amount of $8,000 due November 1, 2000, bearing interest at the rate of eight per cent per annum. (Incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10-SB, File No. 0-31469, filed September 5, 2000.)

10.4 Promissory Note dated November 1, 1999, from Posteralley.com, Inc., as the maker, to Bruce A. Capra, as the holder, in the principal amount of $2,000 due November 1, 2000, bearing interest at the rate of eight per cent per annum. (Incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form 10-SB, File No. 0-31469, filed September 5, 2000.)

          (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2000, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POSTERALLEY.COM, INC.


Date: February 16, 2001          By:  /s/ Scott M. Thornock
                                      ------------------------------------------
                                      Scott M. Thornock, President and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 16, 2001          By:  /s/ Scott M. Thornock
                                      ------------------------------------------
                                      Scott M. Thornock, President, Treasurer
                                      and Director

Date: February 16, 2001          By:  /s/ Bruce A. Capra
                                      ------------------------------------------
                                      Bruce A. Capra, Secretary and Director

                              POSTERALLEY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Index to Financial Statements

                                                                           Page
                                                                           ----

Independent auditors' report.............................................   F-2

Balance sheets, September 30, 2000 and 1999..............................   F-3

Statements of operations, for the year ended September 30, 2000, from
  July 19, 1999 (inception) through September 30, 1999, and from
  July 19, 1999 (inception) through September 30, 2000...................   F-4

Statement of shareholders' equity (deficit), from July 19, 1999
  (inception) through September 30, 2000.................................   F-5

Statements of cash flows, for the year ended September 30, 2000, from
  July 19, 1999 (inception) through September 30, 1999, and from
  July 19, 1999 (inception) through September 30, 2000...................   F-6

Summary of significant accounting policies...............................   F-7

Notes to financial statements............................................   F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Posteralley.com, Inc.


We have audited the balance sheets of Posteralley.com, Inc. (a development stage company) as of September 30, 2000 and 1999, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year ended September 30, 2000, from July 19, 1999 (inception) through September 30, 1999 and from July 19, 1999 (inception) through September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Posteralley.com, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the year ended September 30, 2000, from July 19, 1999 (inception) through September 30, 1999 and from July 19, 1999 (inception) through September 30, 2000, in conformity with generally accepted accounting principles.

Cordovano and Harvey, P.C.
Denver, Colorado
October 27, 2000

                              POSTERALLEY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheets

                                                                                    September 30,
                                                                                 2000          1999
Assets

Cash.........................................................................$   62,448      $   3,260
Prepaid expenses.............................................................         -          4,900
Inventory, at cost...........................................................    26,606              -
Equipment, less accumulated depreciatio
    of $145 and $-0-, respectively...........................................     1,341              -
                                                                             ----------      ---------
                                                                             $   90,395      $   8,160
                                                                             ==========      =========
Liabilities and shareholders' equity (deficit)

Liabilities:
     Accounts payable........................................................$       50      $       -
     Accrued expenses........................................................     3,388          1,500
     Due to officer (Note B).................................................       375              -
     Notes payable to officers (Note B)......................................         -         10,000
                                                                             ----------       --------
                                                            Total liabilities     3,813         11,500
                                                                             ----------       --------
Commitment (Note D)..........................................................         -              -

Shareholders' equity (deficit) (Notes B and D):

     Preferred stock, $.001 par value; 3,000,000 shares authorized;
       -0- and -0- shares issued and outstanding, respectively...............         -              -
     Common stock, $.0001 par value; 30,000,000 shares authorized;
       4,283,200 and 3,782,000 shares issued and outstanding,
       respectively..........................................................       428            378
     Additional paid-in capital..............................................   120,028            664
     Deficit accumulated during development stage............................   (33,874)        (4,382)
                                                                             ----------       --------
                                         Total shareholders' equity (deficit)    86,582         (3,340)
                                                                             ----------       --------
                                                                             $   90,395        $ 8,160
                                                                             ==========       ========

         See accompanying summary of significant accounting policies and notes to the financial statements.

                              POSTERALLEY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Operations

                                                                         For The
                                                                       Year Ended           July 19, 1999 (Inception)
                                                                      September 30,           through September 30,
                                                                          2000                 1999           2000
Sales:
   Sales, related parties (Note B)...................................$     1,128             $    -       $  1,128
   Sales, other......................................................      2,130                  -          2,130
                                                                     -----------             ------       --------
                                                          Total sales      3,258                  -          3,258

Cost of goods sold...................................................     (2,585)                 -         (2,585)
                                                                     -----------             ------       --------
                                                         Gross profit        673                  -            673

Operating expenses:
     Stock-based compensation (Note B)...............................          -                542            542
     Web site development costs......................................      3,275                900          4,175
     Professional fees...............................................     17,673              1,500         19,173
     Contributed rent (Note B).......................................      3,000                500          3,500
     Travel..........................................................      1,959                858          2,817
     Depreciation....................................................        145                  -            145
     Other...........................................................      4,055                 82          4,137
                                                                     -----------           --------       --------
                                             Total operating expenses    (30,107)            (4,382)       (34,489)
                                                                     -----------           --------       --------
                                                       Operating loss    (29,434)            (4,382)       (33,816)

Interest income......................................................        767                  -            767
Interest expense (Note B)............................................       (825)                 -           (825)
                                                                     -----------           --------      --------
                                         Net loss before income taxes    (29,492)            (4,382)       (33,874)

Income taxes (Note C)................................................          -                  -              -
                                                                     -----------           --------      --------
                                                             Net loss  $ (29,492)        $   (4,382)     $ (33,874)
                                                                     ===========           ========      =========
Basic loss per common share..........................................  $       *         $        *
                                                                     ===========         ==========
Basic weighted average common shares outstanding.....................  3,949,067          3,764,784
                                                                     ===========         ==========

 *   Less than $.01 per share

         See accompanying summary of significant accounting policies and notes to the financial statements.

                          (A DEVELOPMENT STAGE COMPANY)
                   Statement of Shareholders' Equity (Deficit)

              July 19, 1999 (inception) through September 30, 2000


                                                                                                    Additional     Deferred
                                                     Preferred stock          Common Stock           Paid-In       Offering
                                                    Shares   Par Value     Shares     Par Value      Capital        Costs
                                                  --------------------   ----------------------   -------------    --------
July 19, 1999, shares issued to founders for
   services related to organizing the Company,
   valued at the fair value of the services
   ($.0001/share) (Note B)........................     -     $    -       3,600,000    $    36       $     -         $  -
July 26, 1999, shares issued to attorney for
   services related to organizing the Company,
   valued at the fair value of the services
   ($.001/share) (Note D).........................     -          -         182,000          18          164            -
Office space contributed by an officer (Note B)...     -          -               -           -          500            -
Net loss for the period ended September 30, 1999..     -          -               -           -            -            -
                                                   -----     ------      ----------     -------    ---------       ------
                        Balance, September 30, 1999    -          -       3,782,000         378          664            -

Offering costs deferred...........................     -          -               -           -            -       (8,886)
June 1, 2000, sale of common stock pursuant to
   a private placement, less offering costs of
   $8,886 ($.25/share) (Note D)...................     -          -         501,200          50      116,364        8,886
Office space contributed by an affiliate (Note B).     -          -               -           -        3,000            -
Net loss for the year ended September 30, 2000....     -          -               -           -            -            -
                                                   -----     ------      ----------    --------   ----------        -----
                        Balance, September 30, 2000    -     $    -       4,283,200     $   428    $ 120,028         $  -
                                                   =====     ======      ==========    ========   ==========        =====



                                                         Deficit
                                                       Accumulated
                                                        During the
                                                        Development
                                                           Stage       Total
                                                       ------------    -----
July 19, 1999, shares issued to founders for
   services related to organizing the Company,
   valued at the fair value of the services
   ($.0001/share) (Note B)........................        $   -      $  360
July 26, 1999, shares issued to attorney for
   services related to organizing the Company,
   valued at the fair value of the services
   ($.001/share) (Note D).........................            -         182
Office space contributed by an officer (Note B)...            -         500
Net loss for the period ended September 30, 1999..       (4,382)     (4,382)
                                                        --------    -------
                        Balance, September 30, 1999      (4,382)     (3,340)

Offering costs deferred...........................            -      (8,886)
June 1, 2000, sale of common stock pursuant to
   a private placement, less offering costs of
   $8,886 ($.25/share) (Note D)...................            -     125,300
Office space contributed by an affiliate (Note B).            -       3,000
Net loss for the year ended September 30, 2000....      (29,492)    (29,492)
                                                      ----------   --------
                        Balance, September 30, 2000   $ (33,874)   $ 86,582
                                                      =========    ========


        See accompanying summary of significant accounting policies and notes to the financial statements.

                              POSTERALLEY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows

                                                                        For The
                                                                       Year Ended        July 19, 1999 (Inception)
                                                                      September 30,        through September 30,
                                                                          2000             1999             2000
                                                                     --------------     --------------------------
Cash flows from operating activities:
     Net loss........................................................$    (29,492)       $   (4,382)    $  (33,874)
     Transactions not requiring cash:
        Depreciation.................................................         145                 -            145
        Common stock issued for services.............................           -               542            542
        Office space contributed by an officer (Note B)..............           -               500            500
        Office space contributed by an affiliate (Note B)............       3,000                 -          3,000
        Changes in operating assets and operating liabilities:

           Accounts receivable, prepaids and inventory...............     (26,606)           (4,900)       (31,506)
           Accounts payable and accrued expenses.....................       2,313             1,500          3,813
                                                                      -----------         ---------      ---------
Net cash used in operating activities................................     (50,640)           (6,740)       (57,380)
                                                                      -----------         ---------      ---------
Cash flows from investing activities:
     Equipment purchases.............................................      (1,486)                -         (1,486)
                                                                      -----------         ---------      ---------
Net cash used in investing activities................................      (1,486)                -         (1,486)
                                                                      -----------         ---------      ---------
Cash flows from financing activities:
     Proceeds from issuance of debt (Note B).........................       4,500            10,000         14,500
     Repayment of debt (Note B)......................................     (14,500)                -        (14,500)
     Proceeds from sale of stock (Note D)............................     125,300                 -        125,300
     Payments for offering costs.....................................      (3,986)                -         (3,986)
                                                                      -----------         ---------      ---------
Net cash provided by financing activities............................     111,314            10,000        121,314
                                                                      -----------         ---------      ---------
                                                   Net change in cash      59,188             3,260         62,448
Cash, beginning of period............................................       3,260                 -              -
                                                                      -----------         ---------      ---------
                                                  Cash, end of period    $ 62,448          $  3,260       $ 62,448
                                                                      ===========         =========      =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest........................................................    $    825          $      -       $      -
                                                                         ========          ========       ========
     Income taxes....................................................    $      -          $      -       $      -
                                                                         ========          ========       ========

           See accompanying summary of significant accounting policies and notes to the financial statements.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                   Summary of Significant Accounting Policies

Development stage company

Posteralley.com, Inc. (the "Company") is in the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory consists of fine art posters and paintings and is stated at the lower of cost or market. Cost is determined using the specific identification method.

Equipment and depreciation

Equipment is stated at cost. Equipment is depreciated over its estimated useful life using the straight-line method.

Upon retirement or disposition of the furniture and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Deferred offering costs

The Company incurred legal and accounting fees related to the preparation of an offering memorandum during the periods presented (see Note D for details of the offering). Costs associated with the offering were deducted from the gross proceeds at its conclusion.

Internet and web site development

The Company expenses all internal and external costs incurred to develop internal-use computer software. As a development stage company, management has determined there is no assurance that the web site will provide substantive service potential to the Company.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)


                   Summary of Significant Accounting Policies

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Earnings (loss) per share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share exclude the impact of common stock equivalents. Diluted earnings (loss) per share utilize the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the period presented and, therefore, there is no variance between the basic and diluted earnings (loss) per share.

Year-end

The Company has adopted a fiscal year-end of September 30.

Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of cash, accounts payable, and other current liabilities approximate fair value due to the short-term maturity of the instruments.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company adopted SFAS No. 123 during the period ended September 30, 1999; however, the Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or loss per share.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)


                          Notes to Financial Statements

Note A: Background

The Company was incorporated under the laws of Colorado on July 19, 1999. The Company plans to engage in the business of acquiring, marketing, selling, trading and brokering originals and reproductions of fine art posters and paintings via an Internet web site. Through May of 2000, the Company's principal activities since inception consisted of organizational matters, the sale and issuance of shares of its $.0001 par value common stock, and the development of its web site. Until May 31, 2000, the Company's inventory was limited to posters for sale on consignment. During the period from June 1, 2000 through September 30, 2000, the Company began acquiring its inventory.

Note B: Related party transactions

     An officer contributed office space to the Company from July 19, 1999 (inception) through September 30, 1999. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

     An affiliate contributed office space to the Company for the year ended September 30, 2000. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

     On July 27, 1999, two officers made non-interest bearing working capital advances to the Company totaling $10,000. Effective October 31, 1999, the advances were converted to promissory notes. During January and March of 2000, the officers loaned the Company an additional $4,500 in exchange for promissory notes. On May 31, 2000, the Company repaid the notes and related accrued interest totaling $825. The promissory notes consisted of the following at September 30, 2000 and 1999:

                                                        September 30,
                                                     2000          1999
                                                   -------       --------

Note payalbe to officer, interest rate at
8.00 percent, maturity on November 1, 2000,
unsecured......................................  $      -        $ 8,000

Note payable to officer, interest rate at
8.00 percent, maturity on November 1, 2000,
unsecured......................................  $      -        $ 2,000
                                                 --------        -------
                                                 $      -        $10,000
                                                 ========        =======


     Interest expense totaled $825, $-0- and $825 for the year ended September 30, 2000, for the period ended September 30, 1999 and from July 19, 1999 (inception) through September 30, 2000, respectively.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)


                          Notes to Financial Statements

     On July 19, 1999, the Board of Directors approved the issuance of 3,600,000 shares of the Company's $.0001 par value restricted common stock to two officers/directors of the Company in exchange for services related to the organization of the Company. The value of the transaction could not objectively measured as the services were rendered by related parties. The transaction was recorded at a nominal value of $360 ($.0001 per share) as there was no market price for the Company's common stock on the date of issuance. Stock-based compensation expense of $360 was recognized in the accompanying financial statements for the period ended September 30, 1999. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

     During September of 2000, an officer paid expenses on behalf of the Company totaling $375. The Company repaid the balance in October of 2000. The $375 is included in the accompanying financial statements as due to officer.

     During the nine months ended September 30, 2000, the Company realized sales totaling $1,128 to shareholders of the Company. The $1,128 is included in the accompanying financial statements as sales, related parties.

Note C: Income taxes

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                        Setpember 30,
                                                     2000          1999
                                                    ------        ------

U.S. federal statutory graduated rate.............   15.00%        15.00%
State income tax rate,
  net of federal benefit..........................    4.04%         4.04%
Offering costs....................................    0.95%        21.28%
Net operating loss for which no tax
  benefit is currently available..................  -19.99%       -40.32%
                                                  ---------      --------
                                                      0.00%         0.00%
                                                  =========      ========

     At September 30, 2000, deferred taxes consisted of a net tax asset of $8,140, due to operating loss carryforwards of $42,759, which was fully allowed for, in the valuation allowance of $8,140. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended September 30, 2000 and from July 19, 1999 (inception) through September 30, 1999 were $6,373 and $1,767, respectively. Net operating loss carryforwards will expire through 2020.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)


                          Notes to Financial Statements

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Note D: Shareholders' equity (deficit)

     On July 26, 1999, the Company issued 182,000 shares of its restricted common stock to an attorney in exchange for legal services related to the organization of the Company. The shares were valued at the fair value of the services. On the transaction date, the Company's common stock had no reliable fair value. Stock-based compensation expense of $182 was recognized in the accompanying financial statements for the period ended September 30, 1999. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

     During May and June of 2000, the Company conducted a private placement offering of 500,000 shares of its $.0001 par value common stock for $.25 per share pursuant to an exemption from registration claimed under Rule 504 of Regulation D of the Securities Act of 1933, as amended. The Company closed the offering after selling 501,200 shares. The Company received net proceeds of $116,414 after deducting offering costs totaling $8,886.

     The Company is committed to use the net proceeds from the offering approximately as follows:

                Application of                        Allocated
                 Net Proceeds                           Amount
----------------------------------------------------  ------------
Working capital.....................................  $    41,914
Acquisition of poster inventory.....................       24,000
Marketing...........................................       22,000
Purchase of computer equipment......................       14,000
Filing Form 10-SB with the Securities
   and Exchange Commission..........................        8,000
Enhancement of Internet web site....................        6,500
                                                      -----------
                                                       $  116,414