Form 10QSB
period 2000-12-31
POSTERALLEY COM INC
filed 2001-02-20
CIK 1112372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: December 31, 2000              Commission File Number 0-31469
                   -----------------                                     -------


                              Posteralley.com, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)


                    Colorado                                   84-15099500
          ------------------------------                    ------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)


       650 South Cherry Street, Suite #310
       Denver, Colorado                                              80246
     ---------------------------------------                       ----------
     (Address of principal executive offices)                      (Zip Code)



                                 (303) 425-0607
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X        No
                                      ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock,  $.0001 par value                              4,283,200
--------------------------------                   -----------------------------
           Class                                    Number of shares outstanding
                                                         at February 9, 2000



--------------------------------------------------------------------------------
                     This document is comprised of 9 pages.

FORM 10-QSB
1ST QUARTER

                                      INDEX

                                                                            Page
                                                                            ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Condensed balance sheet, December 31, 2000 (unaudited).............      3

     Condensed statements of operations, three months ended
       December 31, 2000 and 1999 (unaudited), and July 19,
       1999 (inception) through December 31, 2000 (unaudited)...........      4

     Condensed statements of cash flows, three months ended
       December 31, 2000 and 1999 (unaudited), and July 19, 1999
       (inception) through December 31, 2000 (unaudited)................      5

     Notes to condensed financial statements (unaudited)................      6

     Item 2. Plan of Operation                                                7

     PART 2 - OTHER INFORMATION

     Item 1.  Legal Information.........................................      8
     Item 2.  Changes in Securities.....................................      8
     Item 3.  Defaults Upon Senior Securities...........................      8
     Item 4.  Submission of Matters to a Vote of Security Holders.......      8
     Item 5.  Other Information.........................................      8
     Item 6.  Exhibits and Reports on Form 8-K..........................      8

     Signatures.........................................................      9


* The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.

Part 1.  Item 1.  Financial Information
-------           ---------------------


                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                December 31, 2000

Assets

Cash ...........................................................      $  62,335
Inventory, at cost .............................................         26,606
Equipment, less accumulated depreciation of $269 ...............          1,217
                                                                      ----------

                                                                      $  90,158
                                                                      ==========


Liabilities and shareholders' equity
Liabilities:

     Accounts payable and accrued expenses .....................      $   7,307
     Accrued payroll ...........................................          1,500
     Due to officer (Note B) ...................................            325
                                                                      ----------

                                   Total liabilities ...........          9,132
                                                                      ----------

Commitment .....................................................              -

Shareholders' equity:
     Preferred stock ...........................................              -
     Common stock ..............................................            428
     Additional paid-in capital ................................        120,778
     Deferred offering costs ...................................         (4,207)
     Deficit accumulated during development stage ..............        (35,973)
                                                                      ----------

                          Total shareholders' equity ...........         81,027
                                                                      ----------

                                                                      $  90,158
                                                                      ==========
            See accompanying notes to condensed financial statements


                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                         July 19,
                                                                                           1999
                                                              Three Months Ended        (Inception)
                                                                  December 31,            Through
                                                          --------------------------    December 31,
                                                              2000          1999            2000
                                                          ------------   -----------   -------------
Sales:
     Sales, related parties ........................      $      -       $      -      $     1,128
     Sales, other ..................................           4,115            -            6,245
                                                          ------------   -----------   -------------

                                         Total sales           4,115            -            7,373

Cost of goods sold .................................          (3,345)           -           (5,930)
                                                          ------------   -----------   -------------

                                        Gross profit             770            -            1,443

Operating expenses:
     Stock-based compensation ......................             -              -              542
     Salaries ......................................           1,500            -            1,500
     Web site development costs ....................               -          3,275          4,175
     Professional fees .............................           1,125            -           20,298
     Contributed rent (Note B) .....................             750            750          4,250
     Travel ........................................             117            -            2,934
     Depreciation ..................................             125            -              270
     Other .........................................              39            574          4,176
                                                          ------------   -----------   -------------

                            Total operating expenses          (3,656)        (4,599)       (38,145)
                                                          ------------   -----------   -------------

                                      Operating loss          (2,886)        (4,599)       (36,702)

Interest income ....................................             787            -            1,554
Interest expense ...................................             -             (182)          (825)
                                                          ------------   -----------   -------------

                        Net loss before income taxes          (2,099)        (4,781)       (35,973)

Income taxes (Note C) ..............................             -              -              -
                                                          ------------   -----------   -------------


                                            Net loss      $   (2,099)    $   (4,781)   $   (35,973)
                                                          ============   ===========   =============


Basic loss per common share ........................      $      *       $      *
                                                          ============   ===========

Basic weighted average common shares outstanding ...       4,283,200      3,782,000
                                                          ============   ===========

 *   Less than $.01 per share


            See accompanying notes to condensed financial statements


                       POSTERALLEY.COM, INC.
                   (A Development Stage Company)

                      Statements of Cash Flows
                            (Unaudited)

                                                                                         July 19,
                                                                                           1999
                                                                Three Months Ended      (Inception)
                                                                   December 31,           Through
                                                             -----------------------   December 31,
                                                               2000          1999          2000
                                                             ----------   ----------   ------------

Net cash used in operating activities ....................   $   4,094    $  (2,861)   $ (53,286)
                                                             ----------   ----------   ------------

Cash flows from investing activities:

     Equipment purchases .................................           -            -       (1,486)
                                                             ----------   ----------   ------------
                     Net cash used in investing activities           -            -       (1,486)
                                                             ----------   ----------   ------------

Cash flows from financing activities:

     Proceeds from issuance of debt ......................           -            -       14,500
     Repayment of debt ...................................           -            -      (14,500)
     Proceeds from sale of stock .........................           -            -      125,300
     Payments for offering costs .........................      (4,207)           -       (8,193)
                                                             ----------   ----------   ------------
                 Net cash provided by financing activities      (4,207)           -      117,107
                                                             ----------   ----------   ------------

                                        Net change in cash        (113)      (2,861)      62,335
Cash, beginning of period ................................      62,448        3,260            -
                                                             ----------   ----------   ------------

                                       Cash, end of period   $  62,335    $     399    $  62,335
                                                             ==========   ==========   ============


Supplemental  disclosure of cash flow  information:

Cash paid during the period for:

        Interest .........................................   $       -    $       -    $     825
                                                             ==========   ==========   ============
        Income taxes .....................................   $       -    $       -    $       -
                                                             ==========   ==========   ============

            See accompanying notes to condensed financial statements

                            POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A:  Basis of presentation
         ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-SB dated June 30, 2000 and filed on September 5, 2000, and its Form SB-2 dated September 30, 2000 and filed on December 29, 2000, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of December 31, 2000, the Company was devoting most of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note B:  Related party transactions
         --------------------------

An affiliate contributed office space to the Company for the three months ended December 31, 2000. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

During the three months ended December 31, 2000, an officer paid expenses on behalf of the Company totaling $1,165. The Company also owed the officer $375 for expenses paid on behalf of the Company prior to the quarter for which this quarterly report is filed. During the three months ended December 31, 2000, the Company repaid the officer $1,215. At December 31, 2000, the Company owed the officer $325, which was repaid in January of 2001, and is included in the accompanying condensed financial statements as due to officer.

Note C:  Income taxes
         ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended December 31, 2000 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Part I.  Item 2.  Plan of operation
-------           -----------------

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

PLAN OF OPERATION
-----------------

The Company operates a web site at posteralley.com from which it sells fine art posters. To date, revenues from poster sales have been minimal. The Company expects, for the foreseeable future, to be partially dependent upon posters obtained on consignment to generate sales and interest in the web site. However, the Company intends to increase its limited inventory with the proceeds it received from a private placement offering completed in June of 2000. The Company also plans to increase its marketing efforts through Internet marketing, including enhancing the web site, placing banners on other web sites, and distributing e-mails promoting posteralley.com. The Company believes additional funds may be needed if the Company decides to pursue business or technology acquisitions or if the Company experiences operating losses that exceeds current expectations.

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") in December of 2000 to offer for sale a minimum of 50,000 common shares and a maximum of 100,000 common shares at $.50 per share. To date, the SEC has not declared the Form SB-2 effective.

There is no assurance that the Company will be able to generate additional capital for expansion and/or other purposes.

The Company's officers work part-time and are the only employees of the Company at December 31, 2000. The Company does not intend to hire any additional employees in the foreseeable future. The Company does not intend to make significant equipment purchases within the next twelve months.

FINANCIAL CONDITION
-------------------

As of December 31, 2000, the Company had total assets of $90,158 as compared to $399 at December 31, 1999. The increase was related to the common stock offering conducted by the Company in May of 2000 in which the Company received net proceeds of $116,414. The Company used the proceeds to purchase $1,486 of computer equipment and approximately $30,000 of posters inventory. The remaining balance will be used for working capital. The Company expects the proceeds from the offering to satisfy its cash requirements for the next twelve months.

RESULTS OF OPERATIONS
---------------------

During the three months ended December 31, 2000, the Company recorded sales totaling $4,115 as compared with $-0- for the three months ended December 31, 1999. The Company also incurred cost of sales totaling $3,345 and $-0- for the three months ended December 31, 2000 and 1999, respectively. The increase in sales and cost of sales was a result of the Company commencing poster sales operations in June of 2000, following its private placement offering. Operating expenses decreased from $4,599 for the three months ended December 31, 1999 to $3,656 for the three months ended December 31, 2000. The operating expenses decreased because professional fees incurred for preparation of the Company's registration statement on Form SB-2 were recorded as deferred offering costs rather than expenses. Interest income totaled $787 and $-0- for the three months ended December 31, 2000 and 1999, respectively. The increase was due to the investment of the proceeds received from the private placement offering in an interest bearing bank account.

Part 2.  Other Information
-------  -----------------

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         There were no reports on Form 8-K.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended December 31, 2000 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  POSTERALLEY.COM, INC.
                                                  (Registrant)


DATE:    February 12, 2001                      BY:    /s/ Scott M. Thornock
         -----------------                            --------------------------
                                                      Scott M. Thornock
                                                      President and Treasurer