Form 10QSB
period 2001-03-31
POSTERALLEY COM INC
filed 2001-05-10
CIK 1112372

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 2000                 Commission File Number 0-31469
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
                                   Yes X        No
                                      ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock,  $.0001 par value                              4,283,200
--------------------------------                   -----------------------------
           Class                                    Number of shares outstanding
                                                         at May 4, 2001


--------------------------------------------------------------------------------
                     This document is comprised of 9 pages.

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                         Page
                                                                         ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, March 31, 2001 (unaudited) ..............   3
       Condensed statements of operations, three months ended March 31, 2001 (unaudited) and 2000 (unaudited), six months ended
       March 31, 2001 (unaudited) and 2000 (unaudited), and
       July 19, 1999 (inception) through March 31, 2001 (unaudited) ... 4 Condensed statements of cash flows, three months ended March 31,
     2001 (unaudited) and 2000 (unaudited), six months ended
     March 31, 2001 (unaudited) and 2000 (unaudited), and
     July 19, 1999 (inception) through March 31, 2001 (unaudited) .....   5
     Notes to condensed financial statements (unaudited) ..............   6

     Item 2.  Plan of Operation .......................................   7

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information .......................................   8
     Item 2.  Changes in Securities ...................................   8
     Item 3.  Defaults Upon Senior Securities .........................   8
     Item 4.  Submission of Matters to a Vote of Security Holders.. ...   8
     Item 5.  Other Information .......................................   8
     Item 6.  Exhibits and Reports on Form 8-K ........................   8

     Signatures .......................................................   9

Part 1. Item 1. Financial Information


                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                 March 31, 2001

Assets
Cash .....................................................   $  39,302
Inventory, at cost .......................................      28,869
Equipment, less accumulated depreciation of $269 .........       1,091
                                                             ---------

                                                             $  69,262
                                                             =========

Liabilities and shareholders' equity
Liabilities:
     Accounts payable and accrued expenses ...............   $   3,587
     Accrued payroll liabilities .........................       1,611
     Due to officer (Note B) .............................         350
                                                             ---------
                                         Total liabilities       5,548
                                                             ---------

Commitment ...............................................           -

Shareholders' equity:
     Preferred stock .....................................           -
     Common stock ........................................         428
     Additional paid-in capital ..........................     121,557
     Deferred offering costs .............................      (4,207)
     Deficit accumulated during development stage ........     (54,064)
                                                             ---------
                                Total shareholders' equity      63,714
                                                             ---------

                                                             $  69,262
                                                             =========

            See accompanying notes to condensed financial statements

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)


                                                                                                      July 19,
                                                                                                        1999
                                              Three Months Ended            Six Months Ended         (Inception)
                                                  March 31,                     March 31,              Through
                                         --------------------------    --------------------------     March 31,
                                            2001           2000            2001           2000          2001
                                         -----------    -----------    -----------    -----------    -----------

Sales, net ...........................   $       191    $         -    $     4,306    $         -    $     7,564
Cost of goods sold ...................           121              -          3,466              -          6,051
                                         -----------    -----------    -----------    -----------    -----------
                          Gross profit            70              -            840              -          1,513

Operating expenses:
     Stock-based compensation ........             -              -              -              -            542
     Salaries ........................         4,500              -          6,000              -          6,000
     Web site development costs ......             -              -              -          3,275          4,175
     Professional fees ...............        11,358              -         12,483              -         31,656
     Contributed rent (Note B) .......           750            750          1,500          1,500          5,000
     Travel ..........................            66              -            183              -          3,000
     Depreciation ....................           125              -            250              -            395
     Other ...........................         2,018              -          2,057            574          6,193
                                         -----------    -----------    -----------    -----------    -----------
              Total operating expenses       (18,817)          (750)       (22,473)        (5,349)       (56,961)
                                         -----------    -----------    -----------    -----------    -----------
                        Operating loss       (18,747)          (750)       (21,633)        (5,349)       (55,448)

Interest income ......................           655              -          1,442              -          2,209
Interest expense .....................             -           (181)             -           (363)          (825)
                                         -----------    -----------    -----------    -----------    -----------
          Net loss before income taxes       (18,092)          (931)       (20,191)        (5,712)       (54,064)

Income taxes (Note C) ................             -              -              -              -              -
                                         -----------    -----------    -----------    -----------    -----------

                              Net loss   $   (18,092)   $      (931)   $   (20,191)   $    (5,712)   $   (54,064)
                                         ===========    ===========    ===========    ===========    ===========

Basic loss per common share ..........   $         *    $         *    $         *    $         *
                                         ===========    ===========    ===========    ===========
Basic weighted average common
     shares outstanding ..............     4,283,200      3,782,000      4,283,200      3,782,000
                                         ===========    ===========    ===========    ===========

     * Less than $.01 per share


            See accompanying notes to condensed financial statements

                       POSTERALLEY.COM, INC.
                   (A Development Stage Company)

                      Statements of Cash Flows
                            (Unaudited)

                                                                                        July 19,
                                                                                          1999
                                                               Six Months Ended       (Inception)
                                                                   March 31,            Through
                                                             ----------------------    March 31,
                                                             2001           2000          2001
                                                             ---------    ---------    ---------

Net cash used in operating activities ....................   $ (18,939)   $  (2,608)   $ (76,319)
                                                             ---------    ---------    ---------

Cash flows from investing activities:
     Equipment purchases .................................           -            -       (1,486)
                                                             ---------    ---------    ---------
                     Net cash used in investing activities           -            -       (1,486)
                                                             ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of debt ......................           -            -       14,500
     Repayment of debt ...................................           -            -      (14,500)
     Proceeds from sale of stock .........................           -            -      125,300
     Payments for offering costs .........................      (4,207)           -       (8,193)
                                                             ---------    ---------    ---------
       Net cash (used in) provided by financing activities      (4,207)           -      117,107
                                                             ---------    ---------    ---------

                                        Net change in cash     (23,146)      (2,608)      39,302
Cash, beginning of period ................................      62,448        3,260            -
                                                             ---------    ---------    ---------

                                       Cash, end of period   $  39,302    $     652    $  39,302
                                                             =========    =========    =========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
        Interest .........................................   $       -    $       -    $     825
                                                             =========    =========    =========
        Income taxes .....................................   $       -    $       -    $       -
                                                             =========    =========    =========

            See accompanying notes to condensed financial statements

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A: Basis of presentation
        ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its amended Form 10-KSB dated September 30, 2000, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2001, the Company was devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note B: Related party transactions
        --------------------------

An affiliate contributed office space to the Company for the six months ended March 31, 2001. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

During the three months ended March 31, 2001, an officer paid expenses on behalf of the Company totaling $660. The Company also owed the officer $325 for expenses paid on behalf of the Company prior to the quarter for which this quarterly report is filed. During the three months ended March 31, 2001, the Company repaid the officer $635. At March 31, 2001, the Company owed the officer $350, which was repaid in April of 2001, and is included in the accompanying condensed financial statements as due to officer.

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

Part I. Item 2. Plan of operation
------          -----------------

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

PLAN OF OPERATION
-----------------
The Company operates a web site at posteralley.com from which it sells fine art posters. To date, revenues from poster sales have been minimal. The Company expects, for the foreseeable future, to be partially dependent upon posters obtained on consignment to generate sales and interest in the web site. The Company plans to increase its marketing efforts through Internet marketing, including enhancing the web site, placing banners on other web sites, and distributing e-mails promoting posteralley.com. The Company believes additional funds may be needed if the Company decides to pursue business or technology acquisitions or if the Company experiences operating losses that exceeds current expectations.

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

The Company's officers work part-time and are the only employees of the Company at March 31, 2001. The Company does not intend to hire any additional employees in the foreseeable future. The Company does not intend to make significant equipment purchases within the next twelve months.

FINANCIAL CONDITION
-------------------
As of March 31, 2001, the Company had total assets of $69,262 as compared to $684 at March 31, 2000. The increase was related to the common stock offering conducted by the Company in May of 2000 in which the Company received net proceeds of $116,414. The Company used the proceeds to purchase $1,486 of computer equipment and approximately $30,000 of posters inventory. The remaining balance will be used for working capital. The Company's management expects the proceeds from the offering to satisfy its cash requirements for the next twelve months.

RESULTS OF OPERATIONS
---------------------
During the six months ended March 31, 2001, the Company recorded sales totaling $4,306 as compared with $-0- for the six months ended March 31, 2000. The Company also incurred cost of sales totaling $3,466 and $-0- for the six months ended March 31, 2001 and 2000, respectively. The increase in sales and cost of sales was a result of the Company commencing poster sales operations in June of 2000, following its private placement offering. Operating expenses increased from $5,349 for the six months ended March 31, 2000 to $22,443 for the six months ended March 31, 2001. The operating expenses increased because of (1) an increase in professional fees incurred for preparation of various reports to shareholders filed with the SEC and (2) the Company began paying a salary to its president during the six months ended March 31, 2001. Interest income totaled $1,442 and $-0- for the six months ended March 31, 2001 and 2000, respectively. The increase was due to the investment of the proceeds received from the private placement offering in an interest bearing bank account.

--------          ----------------------------


                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)


Special note regarding forward-looking statements
-------------------------------------------------

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.


Part 2. Other Information
------  -----------------

Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended March 31, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  POSTERALLEY.COM, INC.
                                                  (Registrant)


DATE:    May 4, 2001                           BY:    /s/ Scott M. Thornock
         -----------------                            --------------------------
                                                      Scott M. Thornock
                                                      President and Treasurer