Form 10KSB/A
period 2000-12-31
POSTERALLEY COM INC
filed 2001-06-08
CIK 1112372

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-KSB/A


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


Issuer's telephone number (303) 629-9751
                          --------------

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

     During the period from May 8 through June 28, 2000, we issued and sold an aggregate of 501,200 shares of common stock to a total of fifty-two persons, all of whom are residents of the States of California, Colorado or Illinois, for cash consideration totaling $125,300. We made the sales in reliance upon the exemption from registration with the Securities and Exchange Commission provided under Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933, and in reliance upon the exemptions from registration provided under Section 25102(f) of the California Corporations Code, Section 11-51-308(1)(p) of the Colorado Securities Act or Section 4.G. of the Illinois Securities Law of 1953.

     On December 29, 2000, we filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission providing for the offer and sale of an aggregate of 601,200 shares of common stock, including 100,000 shares of common stock being offered by Posteralley.com at an offering price of $.50 per share for total gross proceeds of $50,000 and 501,200 shares of common stock being offered by the fifty-two persons who purchased shares in our common stock offering described in the preceding paragraph, as selling shareholders. On April 16, 2001, we filed Amendment No. 1 to the Registration Statement on Form SB-2. The Securities and Exchange Commission has not yet declared the Registration Statement effective.

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

     We market a limited inventory of originals and reproductions of fine art posters and original, antique fine art paintings recently purchased with proceeds received from our offering of common stock pursuant to Rule 504 of Regulation D under the Securities Act of 1933 completed in June 2000. We have allocated the sums of $5,000 (28.1%) and $10,000 (23.4%) of the minimum and the maximum net proceeds, respectively, anticipated, without assurance, to be received from our proposed offering of common stock pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission in December 2000, for the acquisition of originals and reproductions of fine art posters and to make reproductions of certain of the original posters purchased. However, because the funds anticipated to be received from this offering that will be available to us for the purchase and/or reproduction of fine art posters are very limited, the number and/or quality of posters that we will be able to purchase with those funds will also be limited. Accordingly, the bulk of our products are exptected to be fine art posters obtained for sale on consignment from two wholesalers, including I. Brewster & Company and Club of American Collectors of Fine Arts, Inc.

     Messrs. Scott M. Thornock and Bruce A. Capra, two of our three executive officers, directors and controlling shareholders, have, personally, and, in the case of Mr. Capra, professionally, in excess of twenty years of experience in dealing in all types of fine art, antiques and collectibles, including fine art posters. Both Messrs. Thornock and Capra are executive officers, directors, founders and controlling shareholders of Nicklebys.com, Inc., an online auctioneer of fine art, antiques and collectibles that has realized approximately $631,807 in gross revenue (unaudited) from online auctions, live auctions and retail sales during the period from inception (January 13, 1999) through December 31, 1999. Despite its limited operating history, Nicklebys.com was recognized in the November 1999 edition of Yahoo! Internet Life Magazine with the Gold Medal Award for the best art auction site on the worldwide web. In order to become employed full time by Nicklebys.com, Mr. Capra, our Secretary, resigned on February 1, 1999, as the General Manager and the Director of Sales, Marketing and Advertising for American Design, Ltd., an Aurora, Colorado, company with eight retail outlets that realized gross sales of approximately $12,000,000 from the publication, auction and marketing of fine art during its most recent fiscal year. Additionally, Mr. Capra owned and managed Nickleby's Auction Gallery, Ltd., Arvada, Colorado, an auction liquidation company specializing in fine art, antiques and collectibles, from 1992 until the acquisition of Nickleby's Auction Gallery by Nicklebys.com in March 1999.

     Because of the contacts developed by Messrs. Thornock and Capra as a result of investing in, marketing, selling, trading and/or brokering many types of artworks, antiques and collectibles for many years, we do not expect to have any difficulty in obtaining quality fine art posters. Neither individual presently contemplates the formation of, or affiliation or association with, any company, other than Posteralley.com, whose business plan would contemplate or involve the online sale of fine art posters.

Inventory and Consigned Posters

     Our web site on the Internet features only fine art posters, including, but not limited to, vintage antique, product advertising, travel, sporting event, movie and theater memorabilia and commemorative posters. In addition, we are marketing a limited inventory of original, antique fine art paintings recently purchased with a small amount of proceeds received from our recently completed private offering of common stock. As of the date of this report, our web site features 41 fine art posters, including 11 original, antique French posters, nine contemporary fine art posters, six movie posters, six sports posters, four southwestern fine art posters, four reproductions of antique fine art posters, one rock and roll poster and six original, antique fine art paintings, including four oils on canvas and two watercolors. The four antique poster reproductions are of fine art images by Louis Icart and Maxfield Parrish. Additionally, we have obtained five posters, not presently featured on our web site, for sale on consignment. We plan to offer these consigned posters for sale online at such time as our inventory has been depleted by sales. If we achieve profitable operations, which is not assured, or otherwise obtain funding in addition to that anticipated from this offering, we intend to purchase additional inventory of originals and/or reproductions of fine art posters with a portion of the funds. The sources for our inventory are expected to include, among others, estates, private parties, collectors and original collections. Additionally, Messrs. Thornock, Capra and Jeffrey H. Lee, the Vice President and a director of Posteralley.com, may place originals and reproductions of fine art posters from their own personal collections on consignment with Posteralley.com to be sold online. We can expect to receive a commission in the amount of 10% to 50% of the sale price of all fine art posters sold for the account of Mr. Thornock, Mr. Capra or Mr. Lee.

     Five fine art posters, not presently featured on our web site, have been obtained from two unaffiliated companies, including I. Brewster & Company and Club of American Collectors of Fine Arts, Inc., for sale on consignment. Both I. Brewster and Club of American Collectors have been in business for approximately forty years and Club of American Collectors is the largest United States importer of French advertising posters. Each company is itself capable of satisfying our requirements for posters for the foreseeable future. Our consigned inventory of original fine art posters includes, primarily, product advertising posters for products such as liquor, ink, bicycles, chocolates, etc.

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

Online Retailing of Posters

     As a small online retailer of posters, we are dedicated to serving the poster enthusiast with a wide variety of fine art posters featured on our web site located at http://www.Posteralley.com, expert information and superior customer service. We seek to exceed the more limited selections of posters, if any, offered by art galleries, art and/or antique brokers and dealers, antique stores, auction houses and others. We believe that we will be able to exceed the poster collections of these traditional stores, because we will not be limited with respect to display and storage area. We strive to provide customers with a convenient, one-stop shopping experience by providing an organized, logical and customer-friendly Internet site designed in an attractive manner so as to capture and maintain the interest of most visitors. The web site includes a high-resolution photograph of each poster or painting together with a picture and a biography of the artist, if relevant and available. Payment arrangements can be made using credit cards and escrow accounts. We have implemented security measures, including but not limited to layering, locking and encryption, in order to secure, to our best ability as of the date of this report, the commercial transactions conducted on our web site. Detailed instructions are available on our site to enable the purchaser to consummate the purchase transaction with as much ease and simplicity as is possible. We expect to compete on the basis of our reputation among customers as a quality provider of products that are "100% money-back guaranteed, curated and appraised" and, to a lesser extent, on the basis of price. We receive, on average, a listing fee in the amount of approximately 20% of each item sold on consignment for management or others.

     We attract and retain customers by emphasizing the following key factors:

     Extensive Product Selection Enables One-Stop-Shopping. We provide consumers
     -----------------------------------------------------
with one-stop-shopping for their fine art poster needs, with delivery direct to their door. We offer a broad selection of fine art posters that we expect, within two years from the date of the report, to transcend the limited selection, if any, of art galleries, art and/or antique brokers and dealers, antique stores, auction houses and others. There are no limitations on our ability to provide a selection of posters that exceeds the selection offered by the aforementioned sellers. Our online business model enables us to aggregate a diverse product selection that is not generally found in a single retail outlet and dynamically change our product mix to meet consumer needs and interests.

     Expert Information.  Accompanying each poster featured on the web site is a
     ------------------
detailed description of the type of poster, the title or caption of the poster, its dimensions, price, condition and availability and a description of the event, if any, commemorated by the poster. If the poster is an original, a description of the original work, the technology of production, the mounting, whether the poster is signed and the identity and location of the publisher are also included. Accompanying each reproduction is a description of the paper on which the poster is printed together with information on whether it is signed or numbered. In this manner, we tightly integrate broad product selection with highly relevant content, providing consumers with the information they need to make informed purchase decisions.

     Superior  Shopping  Experience.  We believe  that we provide an  intuitive,
     ------------------------------
easy-to-use web site, offering extensive product selection supported by tightly integrated, relevant resource information. Each product presentation is supported by a high-resolution photograph of the poster available for sale on our web site.

     Quality Customer  Service.  The typical online shopping  experience  begins
     -------------------------
with the search for products that meet specific needs, including the online ordering process and extends through product delivery and post-purchase support. We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door or efficiently handle customer inquiries is as important to customer satisfaction as product selection. While we will not have the financial resources as a result of the proposed offering of common stock pursuant to our recently filed Form SB-2 Registration Statement to employ any customer service personnel, we intend to develop our own in-house customer service operation in the future.

     Money-Back   Guarantee   and  Guarantee  of   Authenticity.   Unlike  other
     ----------------------------------------------------------
competitors, most of whose inventory is limited exclusively or primarily to items offered on consignment, we guarantee the authenticity of each fine art poster we sell with a written appraisal of the value of the item at the time of purchase. Mr. Capra is a certified personal property appraiser and a member of the Certified Appraisers Guild of America, and examines each item sold to ensure its authenticity and provide a written appraisal of value. Furthermore, we provide each customer with a thirty-day guarantee permitting the return of the poster within thirty days if the customer is not satisfied with its genuineness or authenticity.

The Internet and Electronic Commerce

     The   Internet   has  become  an   increasingly   significant   medium  for
communication, exchange of information and commerce. We believe this increased usage is because of a number of factors, including the following:

     *    A large installed base of personal computers;

     *    Advances in the speed of personal computers and modems;

     *    Easier and less expensive access to the Internet;

     *    Improvements in network security, infrastructure and bandwidth;

     *    A wider range of online offerings; and

     *    Growing consumer awareness of the benefits of online shopping.

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

     Advertising.  We will design our advertising to build brand equity,  create
     -----------
awareness and generate initial purchases of fine art posters sold on our web site. Depending on the availability of funds, we intend to use a mix of broadcast media, including:

     *    Local newspapers;

     *    Trade journals;

     *    Periodicals;

     *    Local radio in the top markets with online shoppers;

     *    Outdoor advertising;

     *    Online banners, text links and e-mail newsletters; and

     * Mailings of brochures to, among others, interior designers, retail purchasers, past participants in live auctions hosted by Nicklebys.com and others.

     Nicklebys.com. There is a link to our web site on Nicklebys.com's home page
     -------------
located on the Internet at http://www.nicklebys.com. Our marketing agreement with Nicklebys.com provides for Nicklebys.com to receive a referral fee of $.22 per web site "hit" or "click-through" generated by a new visitor to our web site as a result of the link to the site on Nicklebys.com's web page. Because Messrs. Thornock and Capra, executive officers, directors and controlling shareholders of Posteralley.com, also serve as executive officers, directors and controlling shareholders of Nicklebys.com, the marketing agreement between Posteralley.com and Nicklebys.com cannot be considered to be an arm's-length transaction. While we believe that this marketing agreement will assist Posteralley.com to develop a customer base, it is not possible to predict the amount of revenue that Posteralley.com may realize from this arrangement.

     As of the date of this report, our proposed integrated marketing campaign is in the design stage and, except for placing a link to our Internet site on Nicklebys.com's home page, we have not yet taken any steps to implement the campaign.

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

Customer Service

     We believe that a high level of customer service and support is critical to retaining and expanding our customer base. No portion of the proceeds of this offering has been allocated for the employment of any customer support personnel. Accordingly, we expect to be dependent upon the proceeds, if any, to be received from future equity and/or debt financing for this purpose. Our two management members are available via telephone, generally, from 8:00 a.m. to 5:00 p.m., Mountain time, Monday to Friday, and can also be reached by e-mail or facsimile. Presently, we provide by e-mail order and shipping confirmation (with tracking numbers), notification of customers regarding out-of-stock situations and, for those orders, frequent updating of customers on order status.

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

     Our operating system is RedHat Linux 6.2 with kernel 2.2.16 and our software platform and architecture is integrated with Apache/1.3.12 Ben-SSL/1.41
(Unix) mod_perl/1.24 web software and database software mSQL v2.0.11. Our production system is located at or offices in Denver, Colorado, and provides 24-hour engineering and monitoring support. We address the goals of performance, reliability and scalability. Our objective is to have fast download times and make use of caching and load balancing at the web server and application level for optimal performance. We outsource development work to outside consultants. Our web site is up and running 24 hours a day, seven days a week. We anticipate that we will continue to devote significant resources to product development in the future as we add new features and functionality to our web site.

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

     We are aware of a limited number of other companies that are presently retailing fine art, antiques and/or collectibles, including fine art posters, online. We believe that there will be an increasing number of online retailers of the fine art posters of the types being offered by us and, in the instance of certain reproductions, identical to the reproductions we offer. Some of our competitors may be able to secure posters from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.

     We believe that the following are principal competitive factors in our market:

     o Web site recognition;

     o Inventory selection;

     o Streamlined shopping experience;

     o Reliability and speed of order shipment;

     o Customer service;

     o Speed and accessibility of web site;

     o Convenience; and

     o Price.

     While we expect to compete on the basis of our reputation among customers as a quality provider of products and, to a lesser extent, on the basis of price, we are not certain that this strategy will be successful. Additionally, we, unlike many other competitors, will guarantee the authenticity of each poster and will furnish the purchaser with a written appraisal at the time of purchase. We hope, to the extent practicable, to minimize our weaknesses, including, among others, our undercapitalization, cash shortage, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition, through our focus on the Internet; which eliminates the need for a retail facility and a sizeable marketing staff. However, our opportunity to obtain wholesale and other larger customers may also be limited by our financial resources and other assets.

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

Employees and Consultants

     Posteralley.com has had no full-time employees since our organization. Messrs. Scott M. Thornock and Bruce A. Capra, our President/Treasurer and Secretary, respectively, and directors of Posteralley.com, have served as part-time employees through the date of this report. Mr. Jeffery H. Lee, the
Vice President and a director of Posteralley.com, has been employed on a part-time basis since May 8, 2001. No cash compensation has been awarded to, earned by or paid to any of these individuals for all services rendered in all capacities to Posteralley.com during the period from the date of our organization on July 19, 1999, through September 30, 2000, the end of our last fiscal year. For the foreseeable future, neither Mr. Thornock, Mr. Capra nor Mr. Lee will receive any compensation in any form for their services rendered in all capacities to Posteralley.com. During the three months ended March 31, 2001, Mr. Thornock received the sum of $6,000 as compensation for his services to

Posteralley.com On July 19, 1999, we issued and sold to Messrs. Thornock and Capra 3,240,000 shares, and 360,000 shares, of common stock, respectively, in consideration for the performance of services by each individual in connection with the organization of Posteralley.com valued at $324 and $36, respectively ($.0001 per share). On May 8, 2001, we issued and sold 10,000 shares of common stock to Mr. Jeffery H. Lee in consideration for his performance of services valued at $2,500 ($.25 per share). We anticipate that at such time, if ever, as our financial position permits, Messrs. Thornock, Capra and Lee and any other executive officers of Posteralley.com will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans. Additionally, directors, including Messrs. Thornock, Capra, Lee and/or others, may receive fees for their attendance at meetings of the Board of Directors. Further, we may pay consulting fees to unaffiliated persons who perform services for us, although we have no present plans to do so and no such fees have been paid as of the date of this annual report.


Item 2. Description of Property.

     We maintain our offices, pursuant to a verbal arrangement, rent-free at the business offices of Paragon Real Estate & Development, L.L.C., an affiliated company, located at 650 South Cherry Street, Suite #310, Denver, Colorado 80246. Mr. Scott M. Thornock, the President/Treasurer, director and approximate 75.5% shareholder of Posteralley.com, is the sole owner and managing member of Paragon Real Estate & Development. We anticipate the continued utilization of these facilities on a rent-free basis until such time, if ever, as we obtain sufficient funding from debt and/or equity financing and/or generate a level of earnings sufficient to enable us to pay rent for our present offices or obtain office space from an unaffiliated third party. The office space we currently occupy is expected to be adequate to meet our foreseeable future needs. The office space has been valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements of Posteralley.com as rent expense with a corresponding credit to contributed capital. Our telephone number is (303) 629-9751 and our facsimile number is
(303) 322-0036.


Item 3. Legal Proceedings.

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. As of the date of this report, we know of no legal proceedings to which Posteralley.com is a party or to which any of its property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against Posteralley.com.

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


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market Information, Holders and Dividends.

     There has been no established public trading market for our common stock since our inception on July 19, 1999. As of the date of this report, we have 56 shareholders of record of our 4,293,200 outstanding shares of common stock. We have never paid or declared any dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

     (b) Recent Sales of Unregistered Securities.

     On July 19, 1999, we issued and sold 3,240,000 shares, and 360,000 shares, of common stock (a total of 3,600,000 shares of common stock) to Messrs. Scott
M. Thornock and Bruce A. Capra, respectively, in consideration for services performed by each individual in connection with our organization valued at $324 and $36, respectively (a total of $360), at the rate of $.0001 per share. On May 8, 2001, we issued and sold 10,000 shares of common stock to Mr. Jeffery H. Lee in consideratin for services performed by him valued at $2,500 ($.25 per share). Messrs. Thornock, Capra and Lee serve as our executive officers and directors and together own of record and beneficially 3,610,000 shares, representing approximately 84.1% of the total number of issued and outstanding shares, of our common stock as of the date of this report. We relied, in connection with the sales of the shares, upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Section 11-51-308(1)(p) of the Colorado Uniform Securities Act. We relied upon the fact that our issuance and sale of the shares did not constitute a public securities offering together with the fact that Messrs. Thornock, Capra and Lee were executive officers, directors and/or controlling shareholders of Posteralley.com at the time of the sales, to make the exemptions available.

     On July 26, 1999, we issued and sold 182,000 shares, representing approximately 4.2% of the aggregate number of issued and outstanding shares, of our common stock as of the date of this report, to Cudd & Associates, 1120 Lincoln Street, Suite #1507, Denver, Colorado 80203, the sole proprietorship owned by Patricia Cudd, Esq., that has acted as our legal counsel since our inception on July 19, 1999. Cudd & Associates received said shares of common stock in consideration for the performance of certain legal services in connection with our organization valued at $182 ($.001 per share). In connection with the sale of the shares, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Section 11-51-308(1)(p) of the Colorado Uniform Securities Act. To make the exemptions available, we relied upon the fact that our issuance and sale of the shares of common stock did not constitute a public securities offering together with the fact that Cudd & Associates was our legal counsel at the time of the sale.

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

     During the period from May 8 through June 28, 2000, we issued and sold an aggregate of 501,200 shares of our common stock to a total of fifty-two persons, all of whom are residents of the States of California, Colorado or Illinois, for cash consideration totaling $125,300. We made the sales in reliance upon the exemption from registration with the Securities and Exchange Commission provided under Section 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D under the Securities Act of 1933, and in reliance upon the exemption from registration provided under Section 25102(f) of the California Corporations Code, Section 11-51-308(1)(p) of the Colorado Securities Act or Section 4.G. of the Illinois Securities Law of 1953. No underwriter was employed in connection with the offering and sale of the shares. The facts that we relied upon to make the Federal exemption available include, among others, the following:

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

     (iii) We conducted no general solicitation or advertising in connection with the offering of any of the shares; and

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


Item 6. Management's Discussion and Analysis or Plan of Operation.

General
-------

     Since shortly after our inception, we have operated a web site on the Internet located at http://www.posteralley.com from which we retail and broker fine art posters, including, but not limited to, vintage antique, product advertising, travel, sporting event, movie and theater memorabilia and commemorative posters. We have generated only minimal sales and a net loss from this business through the date of this prospectus. For the six months ended March 31, 2001, and the year ended September 30, 2000, we realized total sales of $4,306 and $3,258, respectively, and a net loss of $(20,161) and $(29,492), respectively, which is less than $(.01) per share.

     We expect, for the foreseeable future, to be partially dependent for our products upon fine art posters consigned to us by I. Brewster & Company, Club of American Collectors of Fine Arts or others. We have no written agreement with either I. Brewster & Company or Club of American Collectors of Fine Arts.
Accordingly,  neither  company  has any  obligation  to  consign  posters to us.
However, we intend to increase our limited inventory of originals and reproductions of fine art posters. The sums of $5,000 and $10,000 anticipated to be received from the minimum and the maximum offering proceeds, respectively, from our proposed offering of common stock pursuant to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission in December 2000, have been allocated for this purpose. We have plans to expand our marketing efforts in order to obtain a larger customer base. Funds in the amounts of $4,000 and $8,000 anticipated to be received from the minimum and the maximum proposed common stock offering, respectively, have been allocated for these marketing efforts. Our marketing efforts will include traditional marketing, such as advertising on the radio and in newspapers, and Internet marketing, including enhancing our web site, placing banners on other web sites and distributing e-mails promoting Posteralley.com. We do not intend to hire any employees in the foreseeable future. We intend to purchase $5,000 of computer equipment only in the event that we realize the maximum proceeds from our proposed offering of common stock pursuant to our recently filed Registration Statement on Form SB-2.

     The implementation of these plans is dependent upon our ability to raise additional capital from equity and/or debt financing and/or achieve profitable operations. We believe that the revenue generated from our business will not be sufficient to finance all future activities and that it will be necessary to raise additional funds through equity and/or debt financing after the expiration of one year after our proposed common stock offering as we do not expect to be able to satisfy our cash requirements following the expiration of this period. We do not believe that it will be necessary to raise additional funds within the next year. However, we may need to raise additional funds prior to the expiration of this period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. Although we intend to explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, there can be no assurance that we will be able to generate additional capital for expansion and/or other purposes. In the event that only limited additional financing is received, we expect our opportunities in the secondary market for fine art posters to be limited. Further, even if we succeed in obtaining the level of funding necessary to increase revenue through the expenditure of additional funds for marketing, advertising and/or promotion in order to obtain a sizable customer base and, in turn, purchase additional inventory and enhance our web site, this will not ensure the realization by us of profits from operations.

     It is possible that selling shareholders will sell their shares, but we won't raise the minimum offering proceeds, in our proposed offering of 100,000 shares of common stock pursuant to our Registration Statement on Form SB-2. In that event, we will not have even the minimum anticipated proceeds of the offering in the amount of $20,000 available for payment of the unpaid expenses of this offering, general and administrative expenses, acquisition of a limited inventory of posters, marketing and working capital. If the offering is unsuccessful, we will employ our best efforts to limit administrative and other operating expenses and endeavor to enhance and improve our web site and initiate our proposed integrated marketing campaign utilizing revenue from operations in order to increase our sales. We believe that our possible inability to raise the minimum proceeds will delay, but not prevent us from commencing, the proposed integrated marketing campaign. To the extent to which our proposed marketing campaign is delayed and sales fail to increase in accordance with projections, we will, in turn, be delayed in our efforts to realize profits from operations.

Milestones
----------

     In order to become fully-operational and profitable, we must expand our fine art poster inventory, thoroughly market the "Posteralley.com" brand name and our services as a provider of quality and authentic fine art posters and enhance our web site so that it is considered the premier web site in the poster industry. We are currently in the process of pursuing these steps with the funds raised during our recent offering of common stock completed in June 2000 and the funds expected to be received, if any, from our proposed offering of common stock pursuant to our recently filed Registration Statement on Form SB-2. Funds generated from the proposed offering pursuant to our recently filed Form SB-2 Registration Statement will be used for the above-described purposes in addition to purchasing inventory and computer equipment and enhancing our web site. We have already begun selling fine art posters and have received limited revenues of $7,564 through March 31, 2001.

Results of Operations
---------------------

Six Months Ended March 31, 2001, Versus Six Months Ended March 31, 2000
-----------------------------------------------------------------------

     Total revenue was $4,306 for the six months ended March 31, 2001, as compared to total revenue of $-0- for the six months ended March 31, 2000. Our sale of a limited number of posters accounts for the limited revenue realized during the six months ended March 31, 2001.

     We incurred a net loss of $(20,161) for the six months ended March 31, 2001, as compared to a net loss of $(5,712) for the six months ended March 31, 2000, because of the factors described below. Operating expenses increased from $5,349 for the six months ended March 31, 2000, to $22,443 for the six months ended March 31, 2001. We experienced a sizeable increase in all operating expenses except web site development costs and contributed rent for the six months ended March 31, 2001, as compared to the six months ended March 31, 2000. The largest increase was in professional fees, which were $-0- in the six months ended March 31, 2000, and $12,483 in the six months ended March 31, 2001.

Year Ended  September  30, 2000,  Versus Period from  Inception  (July 19, 1999)
--------------------------------------------------------------------------------
through September 30, 1999
--------------------------

     Total revenue was $3,258 for the year ended September 30, 2000, as compared to total revenue of $-0- for the period from inception (July 19, 1999) through September 30, 1999. The limited revenue realized during the year ended September 30, 2000, is the result of our sale of a limited number of posters.

     We incurred a net loss of $(29,492) for the year ended September 30, 2000, as compared to a net loss of $(4,382) for the period from inception (July 19, 1999) through September 30, 1999, because of the factors described below. Operating expenses increased from $4,382 for the period from inception (July 19, 1999) through September 30, 1999, to $30,107 for the year ended September 30, 2000. We experienced a sizeable increase in all operating expenses except stock-based compensation for the year ended September 30, 2000, as compared to the period from inception through September 30, 1999. The largest increase was in professional fees, which increased 1,917% from $1,500 for the period from inception through September 30, 1999, to $19,173 for the year ended September 30, 2000.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

         As of March 31, 2001, we had minimal total assets in the amount of $69,262, including $39,302 in cash, inventory valued at cost of $28,869 and equipment (less accumulated depreciation) of $1,091, and total liabilities of $5,548. As of September 30, 2000, we had minimal total assets, including cash, inventory, at cost, and equipment (less accumulated depreciation), of $90,395 and total liabilities of $3,813. As a result of our having minimal assets and a deficit accumulated during the development stage of $(54,035) and $(33,874) as of March 31, 2001, and September 30, 2000, respectively, our total shareholders' equity (deficit) as of March 31, 2001, and September 30, 2000, was $63,714 and $86,582, respectively. There can be no assurance that our financial condition will improve.

     Until the successful completion of our offering of common stock in June 2000 for gross proceeds of $125,300, we were funded exclusively with loans from Messrs. Scott M. Thornock and Bruce A. Capra, two of our three executive officers and directors and our principal shareholders. Messrs. Thornock and Capra loaned an aggregate of $11,000 and $3,500, respectively, to Posteralley.com during the period from July 27, 1999, through March 3, 2000. Two of the loans were evidenced by unsecured promissory notes dated November 1, 1999, with each of Messrs. Thornock and Capra, as the holders, in the principal amounts of $9,500 and $3,500, respectively, bearing interest at the rate of 8% per annum, due November 1, 2000. A third loan was evidenced by an unsecured promissory note dated March 3, 2000, with Mr. Thornock, as the holder, in the principal amount of $1,500, bearing interest at the rate of 8% per annum, due November 1, 2000. On May 31, 2000, Posteralley.com repaid the $14,500 principal balance of all of the outstanding promissory notes together with accrued interest totaling $825 out of the proceeds of our offering of common stock completed in June 2000. Additionally, during September 2000, Mr. Thornock paid expenses on behalf of Posteralley.com totaling $375.

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

     Net cash used in operating activities was $(18,939) for the six months ended March 31, 2001, because of the net loss of $(20,161) incurred and inventory of $(2,263), offset by the value of office space contributed by our President ($1,500), accounts payable and accrued expenses of $1,735 and depreciation of $250. Net cash used in operating activities was $(45,740) for the year ended September 30, 2000, because of the net loss of $(29,492) incurred and inventory of $(21,706), offset by the value of office space contributed by our President ($3,000), accounts payable and accrued expenses of $2,313 and depreciation of $145. For the six months ended March 31, 2001, and the year ended September 30, 2000, net cash used in investing activities was $-0- and $(1,486), respectively, and net cash provided by financing activities was $(4,207) and $106,414, respectively. Cash decreased by $(23,146) from $62,448 at the beginning of the six months ended March 31, 2001, to $39,302 at the end of the period, because of the factors described above. Cash increased by $59,188 from $3,260 at the beginning of the year ended September 30, 2000, to $62,448 at the end of the year, because of the above-described factors.

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

                                                                           Page

Independent Auditor's Report .......................................        F-2

Balance Sheet, September 30, 2000 ..................................        F-3

Statements of Operations, for the year ended
  September 30, 2000, from July 19, 1999 (inception)
  through September 30, 1999, and from July 19,
  1999 (inception) through September 30, 2000 ......................        F-4

Statement of Shareholders' Equity, from July 19, 1999
 (inception) through September 30, 2000 ............................        F-5

Statements of Cash Flows, for the year ended
  September 30, 2000, from July 19, 1999 (inception)
  through September 30, 1999, and from July 19,
  1999 (inception) through September 30, 2000 ......................        F-6

Summary of Significant Accounting Policies .........................        F-7

Notes to Financial Statements ......................................        F-10


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

     Set forth below are the names, ages, positions with Posteralley.com and business experience of our directors and executive officers.

       Name                       Age                      Title
-------------------              ----        ----------------------------------
Scott M. Thornock*                41         President, Treasurer and Director

Jeffery H. Lee*                   33         Vice President and Director

Bruce A. Capra*                   46         Secretary and Director
-----------------

     *The individuals named in the table may be deemed to be our "parents" and "promoters," as those terms are defined in the General Rules and Regulations under the Securities Act of 1933.

General

     All directors hold office until the next annual meeting of our shareholders and until their respective successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors. Messrs. Thornock and Capra are each expected to devote approximately 15% of their time to the business and affairs of Posteralley.com. We expect Mr. Lee to devote approximately 10% of his time to Posteralley.com's business and affairs. Set forth below under "Business Experience" is a description of the business experience of Messrs. Thornock, Lee and Capra. Except as otherwise indicated below, all organizations with which each individual is or has been previously employed, affiliated or otherwise associated, are not affiliated with us.

Family Relationships

     There is no family relationship between or among Mr. Scott M. Thornock, our President/Treasurer and a director of Posteralley.com, Mr. Jeffery H. Lee, the Vice President and a director of Posteralley.com, and Mr. Bruce A. Capra, our Secretary and a company director.

Business Experience

     Scott M. Thornock has approximately fifteen years of experience in the real
     -----------------
estate development business and in the management of a number of private and public, start-up companies. He has served as the President, the Treasurer and a director of Posteralley.com since its inception on July 19, 1999. Mr. Thornock served as the Secretary, the Treasurer and a director of JDLphotos.com, Inc., from the date of the company's organization on March 15, 2000, through May 8, 2001. JDLphotos.com, a private company engaged in marketing, online and via juried art shows, matted, framed prints of the photographs of Mr. James J. DeLutes, an award-winning photographer, recently filed a Regulation A Offering Statement with the Securities and Exchange Commission for the purpose of raising capital pursuant to Regulation A under the Securities Act of 1933. He has served as the Chief Executive Officer, since October 16, 2000, and as the President, from the date of the company's inception on January 13, 1999, through October 15, 2000, of Nicklebys.com, a privately-held, Denver, Colorado, corporation engaged in the marketing and sale of fine art, antiques and collectibles via online and live auctions and retail sales. Since Nicklebys.com's organization on January 13, 1999, he has served as the Chief Financial Officer, the Secretary and a director of the company. Nicklebys.com commenced a common stock offering pursuant to Rule 504 of Regulation D under the Securities Act of 1933 on March 17, 2000, that was successfully completed on September 11, 2000. From August 27, 1999, through April 14, 2001, Mr. Thornock served as the Secretary/Treasurer of Celebrity Sports Network, Inc., a privately-held, Littleton, Colorado, company engaged in the promotion of professional athletes as motivational speakers via the Internet and the sponsorship of motivational seminars, which is seeking to raise capital publicly. He served as a director of Perseus Art Group, Inc., a public Colorado corporation, from the date of Perseus Art Group's inception on June 26, 1998, until his resignation on May 12, 1999, and as the
Vice President, the Chief Financial Officer and the Secretary of Perseus Art Group from June 30, 1998, until his resignation from these positions on May 12, 1999. Perseus Art Group conducted an offering of common stock pursuant to Rule 504 commencing July 10, 1998, that was completed successfully on October 24, 1998. Mr. Thornock served as the President, the Chief Executive Officer, the Treasurer and a director of Triad Development Corp., a publicly-held Colorado corporation, from the date of its inception on October 31, 1997, through the date of his resignation on April 2, 1999. On November 19, 1997, Triad Development commenced a common stock offering pursuant to Rule 504 that was successfully completed on October 1, 1998. He served as the President, the Chief Executive Officer, the Treasurer, the Chief Financial Officer and a director of Perfection Development Corporation from April 18, 1997, the date of the organization of the company, through October 2, 1998, on which date he resigned as an executive officer and director. Perfection Development conducted an offering pursuant to Rule 504 commencing on May 2, 1997, that was successfully completed. Mr. Thornock served as the Vice President, the Chief Financial Officer, the Secretary and a director of Thor Management Group, Inc., from the date of that company's inception on January 9, 1998, through June 19, 1998, on which date he resigned his positions as an executive officer and director of the company. He served as the President, the Chief Executive Officer and a director of Pegasus Development Group, Inc., a publicly-held Colorado corporation, from the date of its organization on December 23, 1996, through October 22, 1997, on which date Mr. Thornock resigned as executive officer and director of the company. Commencing on January 16, 1997, Pegasus Development Group conducted an offering of common stock pursuant to Rule 504 that was completed successfully on March 6, 1997. He has been the sole owner and managing member of Paragon Real Estate and Development, L.L.C., a Denver, Colorado-based residential real estate development, brokerage and business consulting firm that has performed administrative supervision, financial management and other services for, among others, thirty-five Colorado limited liability companies of which Mr. Thornock has been the founder, the manager and a member, since he founded the company in

February 1996. These thirty-five limited liability companies, including Paragon Development I-IV, L.L.C., Paragon Development VI-XII, L.L.C., Paragon
Development XIV-XXXV, L.L.C., 32-5, L.L.C., and Paragon Investment Group, I, L.L.C., have raised capital from time-to-time over the past approximately five years for the purposes of acquiring, developing, constructing and/or brokering multi-family, residential properties located in Denver, Boulder, Longmont and Vail, Colorado. Twenty of these companies are operating currently. Mr. Thornock has held a real estate brokers license in the State of Colorado since December 1995. He received a Bachelor of Arts degree in history and a Masters degree in business management from the University of Colorado, Boulder, Colorado, in 1982 and 1994, respectively.

     Jeffery  H.  Lee  has  served  as the  Vice  President  and a  director  of
     ----------------
Posteralley.com since May 8, 2001. Since January 1996, he has been the Director of Operations and a member of Paragon Real Estate and Development, L.L.C., the Denver, Colorado, real estate brokerage and development firm co-owned by him and Mr. Thornock, the firm's manager and founder. Mr. Lee's responsibilities for Paragon Real Estate and Development require his active participation in the development of high-end residential townhomes in the Cherry Creek area of Denver, Colorado. As the zoning specialist for the firm, he works closely with government agencies in the City and County of Denver, Colorado. From March 1990 through January 1996, Mr. Lee was employed by Grubb & Ellis, a commercial real estate company, where he specialized in the sale of multi-family dwellings and vacant land. Mr. Lee has been a licensed real estate broker since 1990. He sold over $16,000,000 in real estate for the 2000 calendar year. Mr. Lee received a Bachelor of Arts degree in psychology in 1990 and a Masters degree in business administration in 1997 from the University of Colorado, Boulder, Colorado. He is a member of the National Association of Realtors, the Colorado Association of Realtors and the Denver Board of Realtors.

     Bruce  A.  Capra  has   served  as  the   Secretary   and  a  director   of
     ----------------
Posteralley.com since our inception on July 19, 1999. Since October 16, 2000, he has served as the President and, from the date of the company's inception on January 13, 1999, through October 15, 2000, Mr. Capra served as the Chief Executive Officer, of Nicklebys.com, Inc., a privately-held, Denver, Colorado, corporation engaged in the marketing and sale of fine art, antiques and collectibles via online and live auctions and retail sales. He has served as the Chairman of the Board of Directors of Nicklebys since the organization of the company on January 13, 1999. He was employed, from 1988 until his resignation on February 1999, as the General Manager and the Director of Sales, Marketing and Advertising for American Design, Ltd., an Aurora, Colorado, corporation specializing in the publication of fine art that has eleven retail outlets located in California, Colorado and New Mexico. American Design, which is today recognized as one of the largest wholesale fine art publishing firms in the United States, realized gross revenues of approximately $12,000,000 during its most recent fiscal year. Mr. Capra served as the President, the Chief Executive Officer and a director of Perseus Art Group, Inc., a publicly-held Colorado corporation, from June 26, 1998, until his resignation from these positions with Perseus on May 12, 1999. He was the founder and served as the President, a director and the sole owner of Nickleby's Auction Gallery, Ltd., Arvada, Colorado, an auction liquidation company specializing in fine art, antiques and collectibles, from 1992 through January 15, 1999, on which date Nicklebys.com purchased all of the outstanding common stock of Nickleby's Auction Gallery.

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


Item 10. Executive Compensation

     The following table sets forth information concerning the compensation of Posteralley.com's executive officers for the fiscal years ended September 30, 2000, and 1999, including annual compensation, including the dollar value of base salary (cash and non-cash) earned during the 2000 and 1999 fiscal years, and the sum of the number of securities underlying stock options granted, with or without tandem SARs, and the number of freestanding SARs.


                                           SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation
                                     Annual Compensation                 Awards            Payouts
                                     -------------------------------------------------------------
      (a)      (b)          (c)          (d)           (e)         (f)           (g)          (h)           (i)
                                                      Other                     Securities
   Name                                               Annual     Restricted       Under-                 All Other
   and                                                Compen-      Stock          lying       LTIP        Compen-
Principal                                             sation      Award(s)       Options     Payouts      sation
 Position       Year    Salary($)      Bonus($)         ($)          ($)         SAR's(#)      ($)          ($)
------------------------------------------------------------------------------------------------------------------


Scott M.        2000      $-0-           $-0-          $-0-         $-0-          $-0-        $-0-          $-0-
Thornock,       1999      $-0-           $-0-          $-0-         $-0-          $-0-        $-0-          $-0-
President,
Treasurer,
Director

Jeffery H.      2000      $-0-           $-0-          $-0-         $-0-          $-0-        $-0-         $-0-
Lee,            1999      $-0-           $-0-          $-0-         $-0-          $-0-        $-0-         $-0-
Vice
President,
Director

Bruce A.        2000      $-0-           $-0-          $-0-         $-0-          $-0-        $-0-         $-0-
Capra,          1999      $-0-           $-0-          $-0-         $-0-          $-0-        $-0-         $-0-
Secretary,
Director

     Messrs. Scott M. Thornock and Bruce A. Capra, two of our three executive officers and directors, have served as part-time employees of Posteralley.com since our inception. Mr. Jeffery H. Lee has been employed on a part-time basis since May 8, 2001. No cash compensation has been awarded to, earned by or paid to either Mr. Thornock or Mr. Capra for all services rendered in all capacities to Posteralley.com during the period from the date of our organization on July 19, 1999, through September 30, 2000, the end of our last fiscal year. For the foreseeable future, Messrs. Capra, Lee and Thornock will receive no compensation in any form for their services rendered in all capacities to Posteralley.com. For the three-month period ended March 31, 2001, Mr. Thornock received a salary of $18,000 per annum. On July 19, 1999, we issued and sold to Messrs. Thornock and Capra 3,240,000 shares, and 360,000 shares, respectively, of common stock (a total of 3,600,000 shares) for services performed in organizing Posteralley.com valued at $324 and $36, respectively ($.0001 per share). On May 8, 2001, we issued and sold 10,000 shares of common stock to Mr. Lee for services performed on behalf of Posteralley.com valued at $100 ($.001 per share). We anticipate that, at the time, if ever, as our financial position permits, Messrs. Thornock, Lee and Capra and any other executive officers and/or directors of Posteralley.com will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as executive officers of Posteralley.com. Neither Mr. Thornock, Mr. Lee nor Mr. Capra holds any option to purchase any securities of Posteralley.com. Messrs. Thornock and Capra devote 15% of their time and effort, and Mr. Lee devotes approximately 10% of his time, to Posteralley's business and affairs.

     We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future. In the future, we may offer stock options to employees, non-employee members of the Board of Directors and/or consultants; however, no options have been granted as of the date of this report. It is possible that in the future we may establish various executive incentive programs and other benefits, including reimbursement for expenses incurred in connection with Posteralley.com's operations, company automobiles and life and health insurance, for our executive officers and directors, but none has yet been granted. The provisions of such plans and benefits will be at the discretion of our Board of Directors.

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

Employment Agreements

     We have no employment agreements with Mr. Scott M. Thornock, the President, the Treasurer and a director of Posteralley.com, Mr. Jeffery H. Lee, the Vice President and a director of Posteralley.com, or Mr. Bruce A. Capra, a director of Posteralley.com and our Secretary. In the future, we may enter into employment agreements with the foregoing and/or future executive officers of Posteralley.com.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the ownership of our common stock as of the date of this report, by each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Each shareholder named in the table has sole voting and investment power with respect to the shares beneficially owned.

                                              Shares            Percentage
        Name and Address of                Beneficially             of
          Beneficial Owner                   Owned (1)           Class (1)
-----------------------------------        ------------         -----------

Scott M. Thornock (2)                        3,240,000            75.47%
650 South Cherry Street, Suite #310
Denver, Colorado  80246

Bruce A. Capra (2)                             360,000             8.39%
6343 Umber Circle
Golden, Colorado  80403

Jeffery H. Lee (2)                             10,000                *%
650 South Cherry Street, Suite #310
Denver, Colorado  80246

All Directors and Executive                  3,610,000            84.09%
Officers as a Group (Three Persons)
-------------------

     (1) Less than one per cent.

     (2) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 4,293,200 shares of our common stock issued and outstanding as of the date of this report.

     (3)   Executive   officer  and  member  of  the  Board  of   Directors   of
Posteralley.com.

Item 12. Certain Relationships and Related Transactions.

     On July 19, 1999, we issued and sold 3,240,000 shares, and 360,000 shares, of common stock (an aggregate of 3,600,000 shares of common stock) to Messrs. Scott M. Thornock and Bruce A. Capra, respectively, in consideration for services performed by each individual in connection with our organization valued at $324 and $36, respectively (a total of $360), at the rate of $.0001 per share. On May 8, 2001, we issued and sold 10,000 shares of common stock to Mr. Jeffery H. Lee in consideration for services performed by him valued at $2,500 ($.25 per share). Messrs. Thornock and Capra serve as both of our executive officers and directors and together own of record and beneficially 3,600,000 shares, representing approximately 84.1% of the total number of issued and outstanding shares, of our common stock as of the date of this report.

     Messrs. Thornock and Capra loaned an aggregate of $11,000 and $3,500, respectively, to Posteralley.com during the period from July 27, 1999, through March 3, 2000; which loans were evidenced by unsecured promissory notes dated November 1, 1999, with each of Messrs. Thornock and Capra, as the holders, in the principal amounts of $9,500 and $3,500, respectively, bearing interest at the rate of 8% per annum, due November 1, 2000. The loans were also evidenced by an unsecured promissory note dated March 3, 2000, with Mr. Thornock, as the holder, in the principal amount of $1,500, bearing interest at the rate of 8% per annum, due November 1, 2000. On May 31, 2000, we repaid the $14,500 principal balance of all of the outstanding promissory notes together with accrued interest totaling $825 out of the proceeds of our offering of common stock completed in June 2000.

     Since October 1, 1999, we have maintained our offices rent-free at the business offices of Paragon Real Estate & Development, L.L.C., an affiliated company of which Mr. Scott M. Thornock, the President/Treasurer, a director and an approximate 75.5% shareholder of Posteralley.com, is the sole owner and operating manager. The offices have been located at 650 South Cherry Street, Suite #310, Denver, Colorado 80246, since October 2000 and, prior to that time, at 1422 Delgany Street, Suite #12, Denver, Colorado 80202. From the date of our inception through September 30, 1999, Mr. Thornock provided office space to Posteralley.com at no charge. The $250 per month value of the office space provided by Paragon Real Estate & Development and Mr. Thornock is included in Posteralley.com's financial statements that commence on page F-1 of this Annual Report on Form 10-KSB as rent expense with a corresponding credit to contributed capital.

     During September 2000, Mr. Thornock paid expenses on behalf of Posteralley.com totaling $375; which sum was repaid in October 2000 and is reflected in the accompanying financial statements as due to officer. During the six months ended March 31, 2001, Mr. Thornock paid expenses on behalf of Posteralley.com totaling $1,825. The company repaid Mr. Thornock the sum of $1,850 against this amount and an additional $375 owed by Posteralley.com to Mr. Thornock for expenses in the amount of $375 paid on behalf of the company prior to September 30, 2000. Accordingly, Posteralley.com owed Mr. Thornock the sum of $350 at March 31, 2001, which was repaid in April 2001, and is included in the accompanying financial statements as due to officer.

     Because of their present management positions with, organizational efforts on behalf of, and percentage share ownership in, Posteralley.com, Messrs. Thornock, Capra and Lee may be deemed to be our "parents" and "promoters," as those terms are defined in the Securities Act of 1933 and the applicable Rules and Regulations under the Securities Act of 1933. Because of the above-described relationships, transactions between and among Posteralley.com and Messrs. Thornock, Capra and Lee, such as our sale of common stock to each of them as described above, should not be considered to have occurred at arm's-length.

     On July 26, 1999, we issued and sold 182,000 shares, representing approximately 4.2% of the aggregate number of issued and outstanding shares, of our common stock as of the date of this report, to Cudd & Associates, 1120 Lincoln Street, Suite #1507, Denver, Colorado 80203, the sole proprietorship owned by Patricia Cudd, Esq., that has acted as our counsel since our inception on July 19, 1999. Cudd & Associates received said shares of common stock in consideration for the performance of certain legal services in connection with our organization valued at $182 ($.001 per share).


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

                                       POSTERALLEY.COM, INC.


Date:  June 4, 2001                    By: /s/ Scott M. Thornock
                                           ----------------------
                                           Scott M. Thornock,
                                           President and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  June 4, 2001                    By: /s/ Scott M. Thornock
                                           ----------------------
                                           Scott M. Thornock,
                                           President, Treasurer and Director


Date:  June 4, 2001                    By: /s/ Bruce A. Capra
                                           ----------------------
                                           Bruce A. Capra,
                                           Secretary and Director

                              POSTERALLEY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Index to Financial Statements

                                                                       Page
                                                                       ----

Independent auditors' report ........................................   F-2
Balance sheet, September 30, 2000 ...................................   F-3
Statements of operations, for the year ended September 30, 2000, from
     July 19, 1999 (inception) through September 30, 1999, and from
     July 19, 1999 (inception) through September 30, 2000 ...........   F-4
Statement of shareholders' equity, from July 19, 1999 (inception)
     through September 30, 2000 .....................................   F-5
Statements of cash flows, for the year ended September 30, 2000, from
     July 19, 1999 (inception) through September 30, 1999, and from
     July 19, 1999 (inception) through September 30, 2000 ...........   F-6
Summary of significant accounting policies ..........................   F-7
Notes to financial statements .......................................   F-10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Posteralley.com, Inc.


We have audited the balance sheet of Posteralley.com, Inc. (a development stage company) as of September 30, 2000, and the related statements of operations, shareholders' equity, and cash flows for the year ended September 30, 2000, from July 19, 1999 (inception) through September 30, 1999 and from July 19, 1999 (inception) through September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Posteralley.com, Inc. as of September 30, 2000, and the results of its operations and its cash flows for the year ended September 30, 2000, from July 19, 1999 (inception) through September 30, 1999 and from July 19, 1999 (inception) through September 30, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Cordovano and Harvey, P.C
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
October 27, 2000

                              POSTERALLEY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheet

                               September 30, 2000

Assets
Cash ..............................................................   $  62,448
Inventory, at cost ................................................      26,606
Equipment, less accumulated depreciation of $145 ..................       1,341
                                                                      ---------
                                                                      $  90,395
                                                                      =========

Liabilities and shareholders' equity (deficit) Liabilities:
     Accounts payable .............................................   $      50
     Accrued expenses .............................................       3,388
     Due to officer (Note B) ......................................         375
                                                                      ---------
                                                  Total liabilities       3,813
                                                                      ---------

Commitment (Note D) ...............................................           -

Shareholders' equity (Notes B and D):
     Preferred stock, $.001 par value; 3,000,000 shares authorized;
       -0- shares issued and outstanding ..........................           -
     Common stock, $.0001 par value; 30,000,000 shares authorized;
       4,283,200 shares issued and outstanding, respectively ......         428
     Additional paid-in capital ...................................     120,028
     Deficit accumulated during development stage .................     (33,874)
                                                                      ---------
                               Total shareholders' equity (deficit)      86,582
                                                                      ---------

                                                                      $  90,395
                                                                      =========

         See accompanying summary of significant accounting policies and notes to the financial statements.

                       POSTERALLEY.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                      Statements of Operations


                                                                         For The       July 19, 1999 (Inception)
                                                                        Year Ended       through September 30,
                                                                       September 30,  ---------------------------
                                                                           2000           1999           2000
                                                                       -------------  -----------    ------------

Sales ..............................................................   $      3,258   $         -    $     3,258
Cost of goods sold .................................................         (2,585)            -         (2,585)
                                                                       -------------  -----------    ------------
                                                        Gross profit            673             -            673

Operating expenses:
     Stock-based compensation (Note B) .............................              -           542            542
     Web site development costs ....................................          3,275           900          4,175
     Professional fees .............................................         17,673         1,500         19,173
     Contributed rent (Note B) .....................................          3,000           500          3,500
     Travel ........................................................          1,959           858          2,817
     Depreciation ..................................................            145             -            145
     Other .........................................................          4,055            82          4,137
                                                                       -------------  -----------    ------------
                                            Total operating expenses        (30,107)       (4,382)       (34,489)
                                                                       -------------  -----------    ------------
                                                      Operating loss        (29,434)       (4,382)       (33,816)

Interest income ....................................................            767             -            767
Interest expense (Note B) ..........................................           (825)            -           (825)
                                                                       -------------  -----------    ------------
                                        Net loss before income taxes        (29,491)       (4,382)       (33,874)

Income taxes (Note C) ..............................................            -             -              -
                                                                       -------------  -----------    ------------

                                                            Net loss   $    (29,491)  $    (4,382)   $   (33,874)
                                                                       =============  ===========    ============

Basic loss per common share ........................................   $          *   $         *
                                                                       =============  ===========
Basic weighted average common shares outstanding ...................      3,949,067     3,764,784
                                                                       =============  ===========

 *   Less than $.01 per share




         See accompanying summary of significant accounting policies and notes to the financial statements.

                              POSTERALLEY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        Statement of Shareholders' Equity

              July 19, 1999 (inception) through September 30, 2000

                                                          Preferred         Common                               Deficit
                                                            stock           Stock                              Accumulated
                                                        -------------  ----------------  Additional  Deferred  During the
                                                                Par    Shares     Par     Paid-In    Offering  Development   Total
                                                        Shares  Value             Value   Capital    Costs       Stage
                                                        ------  ----   ---------  -----  ----------  --------  ----------- ---------
July 19, 1999,  shares issued to founders for services
   related to organizing the Company, valued at the
   fair value of the services ($.0001/share) (Note B)...     -  $  -   3,600,000  $360   $       -   $     -   $       -   $    360
July 26, 1999, shares issued to attorney for
   services related to organizing the Company,
   valued at the fair value of the services
   ($.001/share) (Note D)...............................     -     -     182,000    18         164         -           -        182
Office space contributed by an officer (Note B).........     -     -           -     -         500         -           -        500
Net loss for the period ended September 30, 1999........     -     -           -     -           -         -      (4,382)    (4,382)
                                                        ------  ----   ---------  -----  ----------  --------  ----------- ---------

                             Balance, September 30, 1999     -     -   3,782,000   378         664         -      (4,382)    (3,340)

Offering costs deferred.................................     -     -           -     -           -    (8,886)          -     (8,886)
June 1, 2000, sale of common stock pursuant to
   a private placement, less offering costs of
   $8,886 ($.25/share) (Note D).........................     -     -     501,200    50     116,364     8,886           -    125,300
Office space contributed by an affiliate (Note B).......     -     -           -     -       3,000         -           -      3,000
Net loss for the year ended September 30, 2000..........     -     -           -     -           -         -     (29,491)   (29,491)
                                                        ------  ----   ---------  -----  ----------  --------  ----------- ---------

                             Balance, September 30, 2000     -  $  -   4,283,200  $428   $ 120,028   $     -   $ (33,874)  $ 86,582

                                                        ======  ====   =========  =====  ==========  ========  =========== =========


      See accompanying summary of significant accounting policies and notes to the financial statements.

                       POSTERALLEY.COM, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                      Statements of Cash Flows


                                                                    For The        July 19, 1999 (Inception)
                                                                   Year Ended       through September 30,
                                                                 September 30,     -------------------------
                                                                     2000            1999           2000
                                                                 -------------     ----------   ------------
Cash flows from operating activities:
     Net loss ................................................   $    (29,491)     $  (4,382)   $   (33,874)
     Transactions not requiring cash:
        Depreciation .........................................            145              -            145
        Common stock issued for services .....................              -            542            542
        Office space contributed by an officer (Note B) ......              -            500            500
        Office space contributed by an affiliate (Note B) ....          3,000              -          3,000
        Changes in operating assets and operating liabilities:
           Accounts receivable, prepaids and inventory .......        (21,706)        (4,900)       (26,606)
           Accounts payable and accrued expenses .............          2,313          1,500          3,813
                                                                 ------------      ---------    -----------
Net cash used in operating activities ........................        (45,740)        (6,740)       (52,480)
                                                                 ------------      ---------    -----------

Cash flows from investing activities:
     Equipment purchases .....................................         (1,486)             -         (1,486)
                                                                 ------------      ---------    -----------
Net cash used in investing activities ........................         (1,486)             -         (1,486)
                                                                 ------------      ---------    -----------

Cash flows from financing activities:
     Proceeds from issuance of debt (Note B) .................          4,500         10,000         14,500
     Repayment of debt (Note B) ..............................        (14,500)             -        (14,500)
     Proceeds from sale of stock (Note D) ....................        125,300              -        125,300
     Payments for offering costs .............................         (8,886)             -         (8,886)
                                                                 ------------      ---------    -----------
Net cash provided by financing activities ....................        106,414         10,000        116,414
                                                                 ------------      ---------    -----------

                                            Net change in cash         59,188          3,260         62,448
Cash, beginning of period ....................................          3,260              -              -
                                                                 ------------      ---------    -----------

                                           Cash, end of period   $     62,448      $   3,260    $    62,448
                                                                 ============      =========    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest ................................................   $        825      $       -    $         -
                                                                 ============      =========    ===========
     Income taxes ............................................   $          -      $       -    $         -
                                                                 ============      =========    ===========


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

Year-end

The Company has adopted a fiscal year-end of September 30.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                   Summary of Significant Accounting Policies

Web site development

The Company has adopted EITF 00-2, "Accounting for Web Site Development costs." This EITF requires that costs of developing a web site include the costs of developing services that are offered to visitors (chat rooms, search engines, e-mail, calendars, and so forth), and should be accounted for in accordance with AICPA Statement of Position 98-1 "Accounting For the Costs of Computer Software Developed for Internal Use" (SOP 98-1).

In accordance with the provisions of SOP 98-1 the cost of developing and implementing a Company's Internet web site is expensed until the Company has determined that the web site will result in future economic benefit and management is committed to funding the project. Any costs incurred during the preliminary project stage such as legal costs associated with the software or web site agreements are expensed. Thereafter, all direct external implementation and development costs are capitalized and amortized using the straight-line method over the remaining estimated useful live.

The Company has expensed all internal and external costs incurred to develop its web site. As a development stage company, management has determined that there is no assurance that the web site will provide substantive service potential to the Company.

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

Revenue recognition

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition," the Company recognizes revenue once all of the following are met:

     a)   Persuasive evidence of an arrangement exists;
     b)   Delivery has occurred;
     c)   The buyer's purchase price is fixed; and
     d)   Collectibility is reasonably assured.

The Company offers a 30-day, 100 percent refund to unsatisfied customers. Because the Company has a limited operating history with which to estimate a return allowance, no revenue is recognized until the 30-day period has lapsed.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                   Summary of Significant Accounting Policies

Revenue from sales of the Company's owned inventory is reported at the sales price and the cost of obtaining the inventory is reported as cost of goods sold. Revenue from sales of consigned inventory is reported at the net amount received. The Company has made no sales of consigned inventory since inception.

Advertising and marketing costs

Advertising and marketing costs, including those marketing costs incurred under its marketing agreement with Nicklebys.com, are expensed as incurred. Advertising and marketing costs for the year ended September 30, 2000 and for the period from July 19, 1999 (inception) through September 30, 1999 were $-0- and $-0-, respectively.

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

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note C: Income taxes

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                         September 30,
                                                       ------------------
                                                        2000       1999
                                                       -------   --------

       U.S. federal statutory graduated rate.......     15.00%    15.00%
       State income tax rate,
          net of federal benefit ..................      4.04%     4.04%
       Net operating loss for which no tax
          benefit is currently available...........    -19.04%   -19.04%
                                                       -------   --------
                                                         0.00%     0.00%
                                                       =======   ========

     At September 30, 2000, deferred taxes consisted of a net tax asset of $6,449, due to operating loss carryforwards of $33,874, which was fully allowed for, in the valuation allowance of $6,449. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended September 30, 2000 and from July 19, 1999 (inception) through September 30, 1999 were $5,615 and $834, respectively. Net operating loss carryforwards will expire through 2020.

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

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

The Company is committed to use the net proceeds from the offering approximately as follows:

              Application of                     Allocated
               Net Proceeds                       Amount
   -------------------------------------        -----------
   Working capital                                $ 41,914
   Acquisition of poster inventory                  24,000
   Marketing                                        22,000
   Purchase of computer equipment                   14,000
   Filing Form 10-SB with the Securities
      and Exchange Comission                         8,000
   Enhancement of Internet web site                  6,500
                                                -----------
                                                 $ 116,414
                                                ===========