Form 10QSB/A
period 2000-12-31
POSTERALLEY COM INC
filed 2001-06-11
CIK 1112372

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                          AMENDMENT NO. 1, FORM 10-QSB

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

FORM 10-QSB
1ST QUARTER

                                                    INDEX

                                                                          Page
                                                                          ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed  balance  sheet, December 31, 2000 (unaudited) ..........   3
     Condensed statements of operations, three months ended December 31,
        2000 and 1999 (unaudited), and July 19, 1999 (inception) through
        December 31, 2000 (unaudited) ..................................   4
     Condensed statements of cash flows, three months ended December 31,
        2000 and 1999 (unaudited), and July 19, 1999 (inception) through
        December 31, 2000 (unaudited) ..................................   5
     Notes to condensed financial statements (unaudited) ...............   6

     Item 2.  Plan of Operation ........................................   7

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information ........................................   8
     Item 2.  Changes in Securities ....................................   8
     Item 3.  Defaults Upon Senior Securities ..........................   8
     Item 4.  Submission of Matters to a Vote of Security Holders ......   8
     Item 5.  Other Information ........................................   8
     Item 6.  Exhibits and Reports on Form 8-K .........................   8

     Signatures ........................................................   9

Part 1. Item 1. Financial Information


                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                December 31, 2000

Assets
Cash ............................................................   $  62,335
Inventory, at cost ..............................................      26,606
Equipment, less accumulated depreciation of $269 ................       1,217
                                                                    ---------

                                                                    $  90,158
                                                                    =========

Liabilities and shareholders' equity
Liabilities:
     Accounts payable and accrued expenses ......................   $   7,307
     Accrued payroll ............................................       1,500
     Due to officer (Note B) ....................................         325
                                                                    ---------
                                                Total liabilities       9,132
                                                                    ---------

Commitment ......................................................           -

Shareholders' equity:
     Preferred stock ............................................           -
     Common stock ...............................................         428
     Additional paid-in capital .................................     120,778
     Deferred offering costs ....................................      (4,207)
     Deficit accumulated during development stage ...............     (35,973)
                                                                    ---------
                                       Total shareholders' equity      81,027
                                                                    ---------

                                                                    $  90,158
                                                                    =========

            See accompanying notes to condensed financial statements

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)


                                                                                                       July 19,
                                                                                                         1999
                                                                          Three Months Ended          (Inception)
                                                                              December 31,              Through
                                                                       --------------------------     December 31,
                                                                          2000           1999            2000
                                                                       -----------    -----------    -------------
Sales:
     Sales, related parties ........................................   $         -    $         -    $     1,128
     Sales, other ..................................................         4,115              -          6,245
                                                                       -----------    -----------    -------------
                                                         Total sales         4,115              -          7,373

Cost of goods sold .................................................        (3,345)             -         (5,930)
                                                                       -----------    -----------    -------------
                                                        Gross profit           770              -          1,443

Operating expenses:
     Stock-based compensation ......................................             -              -            542
     Salaries ......................................................         1,500              -          1,500
     Web site development costs ....................................             -          3,275          4,175
     Professional fees .............................................         1,125              -         20,298
     Contributed rent (Note B) .....................................           750            750          4,250
     Travel ........................................................           117              -          2,934
     Depreciation ..................................................           125              -            270
     Other .........................................................            39            574          4,176
                                                                       -----------    -----------    -------------
                                            Total operating expenses        (3,655)        (4,599)       (38,144)
                                                                       -----------    -----------    -------------
                                                      Operating loss        (2,885)        (4,599)       (36,701)

Interest income ....................................................           787              -          1,554
Interest expense ...................................................             -           (182)          (825)
                                                                       -----------    -----------    -------------
                                        Net loss before income taxes        (2,098)        (4,781)       (35,972)

Income taxes (Note C) ..............................................             -              -              -
                                                                       -----------    -----------    -------------

                                                            Net loss   $    (2,098)   $    (4,781)   $   (35,972)
                                                                       ===========    ===========    ============

Basic loss per common share ........................................   $         *    $        *
                                                                       ===========    ===========
Basic weighted average common shares outstanding ...................     4,283,200      3,782,000
                                                                       ===========    ===========

            See accompanying notes to condensed financial statements

 *   Less than $.01 per share

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)


                                                                                July 19,
                                                                                  1999
                                                     Three Months Ended       (Inception)
                                                        December 31,            Through
                                                    ----------------------    December 31,
                                                    2000           1999          2000
                                                    ---------    ---------    ------------

Net cash used in operating activities ...........   $   4,094    $  (2,861)   $    (53,286)
                                                    ---------    ---------    ------------

Cash flows from investing activities:
     Equipment purchases ........................           -            -          (1,486)
                                                    ---------    ---------    ------------
            Net cash used in investing activities           -            -          (1,486)
                                                    ---------    ---------    ------------

Cash flows from financing activities:
     Proceeds from issuance of debt .............           -            -          14,500
     Repayment of debt ..........................           -            -         (14,500)
     Proceeds from sale of stock ................           -            -         125,300
     Payments for offering costs ................      (4,207)           -          (8,193)
                                                    ---------    ---------    ------------
        Net cash provided by financing activities      (4,207)           -         117,107
                                                    ---------    ---------    ------------

                               Net change in cash        (113)      (2,861)         62,335
Cash, beginning of period .......................      62,448        3,260               -
                                                    ---------    ---------    ------------

                              Cash, end of period   $  62,336    $     399    $     62,335
                                                    =========    =========    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
        Interest ................................   $       -    $       -    $        825
                                                    =========    =========    ============
        Income taxes ............................   $       -    $       -    $          -
                                                    =========    =========    ============


            See accompanying notes to condensed financial statements

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A: Basis of presentation
        ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-SB dated June 30, 2000, and its amended Form SB-2 dated September 30, 2000, and should be read in conjunction with the notes thereto.

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

RESULTS OF OPERATIONS
---------------------
During the three months ended December 31, 2000, the Company recorded sales totaling $4,115 as compared with $-0- for the three months ended December 31, 1999. The Company also incurred cost of sales totaling $3,345 and $-0- for the three months ended December 31, 2000 and 1999, respectively. The increase in sales and cost of sales was a result of the Company commencing poster sales operations in June of 2000, following its private placement offering. Operating expenses decreased from $4,599 for the three months ended December 31, 1999 to $3,656 for the three months ended December 31, 2000. The operating expenses decreased primarily due to a decrease in web site development costs. Interest income totaled $787 and $-0- for the three months ended December 31, 2000 and 1999, respectively. The increase was due to the investment of the proceeds received from the private placement offering in an interest bearing bank account.

Part 2. Other Information
------  -----------------
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