Form 10QSB
period 2001-06-30
POSTERALLEY COM INC
filed 2001-08-13
CIK 1112372

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2001                  Commission File Number 0-31469
                   -------------                                         -------



                              Posteralley.com, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)


            Colorado                                             84-15099500
  ------------------------------                             ------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


  650 South Cherry Street, Suite #310
          Denver, Colorado                                              80246
---------------------------------------                               ----------
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
                                   Yes X        No
                                      ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common stock,  $.0001 par value                          4,293,200
--------------------------------             -------------------------------
           Class                             Number of shares outstanding at
                                                     August 6, 2001


--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.
--------------------------------------------------------------------------------

FORM 10-QSB
3RD QUARTER

                                      INDEX

                                                                           Page
                                                                           ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet,  June 30, 2001 (unaudited) ................    3

     Condensed  statements of operations, three months ended June 30,
       2001 (unaudited) and 2000 (unaudited), nine months ended
       June 30, 2001 (unaudited) and 2000 (unaudited), and
       July 19, 1999 (inception) through June 30, 2001 (unaudited) ......    4
     Condensed statements of cash flows, nine months ended June 30,
       2001 (unaudited) and 2000 (unaudited), and July 19, 1999
       (inception) through June 30, 2001 (unaudited) ....................    5
     Notes to condensed financial statements (unaudited) ................    6

     Item 2.  Plan of Operation .........................................    8

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information .........................................    9
     Item 2.  Changes in Securities .....................................    9
     Item 3.  Defaults Upon Senior Securities ...........................    9
     Item 4.  Submission of Matters to a Vote of Security Holders .......    9
     Item 5.  Other Information .........................................    9
     Item 6.  Exhibits and Reports on Form 8-K ..........................    9

     Signatures .........................................................   10

Part 1.  Item 1.  Financial Information
-------           ---------------------


                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2001

Assets
Cash ...................................................   $  24,217
Inventory, at cost .....................................      32,369
Equipment, less accumulated depreciation of $269 .......         971
                                                           ---------

                                                           $  57,557
                                                           =========

Liabilities and shareholders' equity
Liabilities:
     Accounts payable and accrued expenses .............   $   1,356
     Accrued payroll liabilities .......................       6,048
                                                           ---------
                                      Total liabilities        7,404
                                                           ---------

Commitment .............................................           -

Shareholders' equity:
     Preferred stock ...................................           -
     Common stock ......................................         429
     Additional paid-in capital ........................     127,277
     Deferred offering costs ...........................     (10,827)
     Deficit accumulated during development stage ......     (66,726)
                                                           ---------
                              Total shareholders' equity      50,153
                                                           ---------

                                                           $  57,557
                                                           =========

            See accompanying notes to condensed financial statements


                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                 July 19,
                                                                                                   1999
                                              Three Months Ended        Nine Months Ended       (Inception)
                                                   June 30,                  June 30,            Through
                                         ------------------------    ------------------------    June 30,
                                            2001          2000          2001          2000          2001
                                         ----------   -----------    ----------    ----------    --------

Sales, net ...........................   $       -    $         -    $    4,306    $      700    $  7,564
Cost of goods sold ...................           -              -         3,466           475       6,051
                                         ----------   -----------    ----------    ----------    --------
                          Gross profit           -              -           840           225       1,513

Operating expenses:
     Stock-based compensation ........        5,000             -         5,000             -       5,542
     Salaries ........................        4,500             -        10,500             -      10,500
     Web site development costs ......            -             -             -         3,275       4,175
     Professional fees ...............          869         5,225        13,352         5,225      32,525
     Contributed rent (Note B) .......          750           750         2,250         2,250       5,750
     Travel ..........................          106         1,959           289         1,959       3,106
     Depreciation ....................          121            20           371            20         516
     Other ...........................        1,648           402         3,705         1,201       7,841
                                         ----------   -----------    ----------    ----------    --------
              Total operating expenses      (12,994)       (8,356)      (35,467)      (13,930)    (69,955)
                                         ----------   -----------    ----------    ----------    --------
                        Operating loss      (12,994)       (8,356)      (34,627)      (13,705)    (68,442)

Interest income ......................          332             -         1,774             -       2,541
Interest expense .....................            -          (462)            -          (825)       (825)
                                         ----------   -----------    ----------    ----------    --------
          Net loss before income taxes      (12,662)       (8,818)      (32,853)      (14,530)    (66,726)

Income taxes (Note C) ................            -             -             -             -           -
                                         ----------   -----------    ----------    ----------    --------

                              Net loss   $  (12,662)  $    (8,818)   $  (32,853)   $  (14,530)   $(66,726)
                                         ==========   ===========    ==========    ==========    ========

Basic loss per common share              $       *    $         *    $        *    $        *
                                         ==========   ===========    ==========    ==========
Basic weighted average common
     shares outstanding                   4,286,533     3,949,067     4,284,311     3,837,689
                                         ==========   ===========    ==========    ==========

 *   Less than $.01 per share

            See accompanying notes to condensed financial statements

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                                                      July 19,
                                                                                                         1999
                                                                               Nine Months Ended     (Inception)
                                                                                   June 30,           Through
                                                                            ----------------------    June 30,
                                                                               2001        2000         2001
                                                                            ---------    ---------    ---------

Net cash used in operating activities ...................................   $ (27,404)   $ (28,835)   $ (91,404)
                                                                            ---------    ---------    ---------

Cash flows from investing activities:
     Equipment purchases ................................................           -       (1,486)      (1,486)
                                                                            ---------    ---------    ---------
                                    Net cash used in investing activities           -       (1,486)      (1,486)
                                                                            ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of debt .....................................           -        4,500       14,500
     Repayment of debt ..................................................           -      (14,500)     (14,500)
     Proceeds from sale of stock ........................................           -      125,300      125,300
     Payments for offering costs ........................................     (10,827)      (1,728)      (8,193)
                                                                            ---------    ---------    ---------

                      Net cash (used in) provided by financing activities     (10,827)     113,572      117,107
                                                                            ---------    ---------    ---------

                                                       Net change in cash     (38,231)      83,251       24,217
Cash, beginning of period ...............................................      62,448        3,260            -
                                                                            ---------    ---------    ---------

                                                      Cash, end of period   $  24,217    $  86,511    $  24,217
                                                                            =========    =========    =========

Supplemental  disclosure of cash flow  information:

Cash paid during the period for:
        Interest ........................................................   $       -    $     825    $     825
                                                                            =========    =========    =========
        Income taxes ....................................................   $       -    $       -    $       -
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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of June 30, 2001, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.


Note B:  Related party transactions
         --------------------------

An affiliate contributed office space to the Company for the nine months ended June 30, 2001. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

During the three months ended June 30, 2001, an officer paid expenses and purchased inventory on behalf of the Company totaling $1,050 and $3,500, respectively. The Company also owed the officer $350 for expenses paid on behalf of the Company prior to the quarter for which this quarterly report is filed. During the three months ended June 30, 2001, the Company repaid the officer $4,900.


Note C:  Income taxes
         ------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the nine months ended June 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note D:  Shareholders' equity
         --------------------

During June 2001, the Company issued 10,000 shares of its restricted common stock to an officer in exchange for services provided to the Company. On the transaction date, the Company's common stock had no reliable fair value. The shares were valued at $.50 per share based on the concurrent common stock offering under review with the SEC. Stock-based compensation expense of $5,000 was recognized in the accompanying financial statements for the three months ended June 30, 2001. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

Following is a schedule of changes in shareholders' equity for the nine months ended June 30, 2001:

                                          Common Stock        Additional  Deferred
                                      ---------------------    Paid-in    Offering     Retained
                                       Shares      Amount      Capital      Costs       Deficit       Total
                                      ---------   ---------   ---------   ---------    ---------    ---------
Balance, October 1, 2000 ..........   4,283,200   $     428   $ 120,028   $       -    $ (33,873)   $  86,583
Offering costs incurred ...........           -           -           -     (10,827)           -      (10,827)
June 2001, issuance of common
  stock in exchange for services,
  $.25/share ....................        10,000           1       4,999           -            -        5,000
Office space contributed by an
   affiliate ......................           -           -       2,250           -            -        2,250
Net loss for the nine months
  ended June 30, 2001 .............           -           -           -           -      (32,853)     (32,853)
                                      ---------   ---------   ---------   ---------    ---------    ---------
            Balance, June 30, 2001    4,293,200   $     429   $ 127,277   $ (10,827)   $ (66,726)   $  50,153
                                      =========   =========   =========   =========    =========    =========

Part I.  Item 2.  Plan of operation
-------           -----------------


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

The Company's officers work part-time and are the only employees of the Company at June 30, 2001. The Company does not intend to hire any additional employees in the foreseeable future. The Company does not intend to make significant equipment purchases within the next twelve months.

FINANCIAL CONDITION
-------------------

As of June 30, 2001, the Company had total assets of $57,557 as compared to $104,802 at June 30, 2000. The decrease was related to net losses of $51,934 incurred during the period from July 1, 2000 through June 30, 2001. Also, the Company's inventory increased from $16,125 at June 30, 2000 to $32,369 at June 30, 2001.

RESULTS OF OPERATIONS
---------------------

During the nine months ended June 30, 2001, the Company recorded sales totaling $4,306 as compared with $700 for the nine months ended June 30, 2000. The Company also incurred cost of sales totaling $3,466 and $475 for the nine months ended June 30, 2001 and 2000, respectively. The increase in sales and cost of sales was a result of the Company commencing poster sales operations in June of 2000, following its private placement offering. Operating expenses increased from $13,930 for the nine months ended June 30, 2000 to $39,587 for the nine months ended June 30, 2001. The operating expenses increased because of (1) an increase in professional fees incurred for preparation of various reports to shareholders filed with the SEC, (2) common stock issued to an officer resulting in stock-based compensation of $2,500, and (3) the Company began paying a salary to its president during the nine months ended June 30, 2001. Interest income totaled $1,774 and $-0- for the nine months ended June 30, 2001 and 2000, respectively. The increase was due to the investment of the proceeds received from a private placement offering in an interest bearing bank account.

-------           ----------------------------

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


Part 2.  Other Information
-------  -----------------

Items 1 through 4 - No response required.

Item 5 - Other information.

     During the three months ended June 30, 2001, the board of directors elected Jeff Lee as the Company's vice president.

Item 6 - Exhibits and reports on Form 8-K.

         There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and nine months ended June 30, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              POSTERALLEY.COM, INC.
                                              (Registrant)


DATE:    August 6, 2001                       BY: /s/ Scott M. Thornock
         --------------                           ------------------------------
                                                  Scott M. Thornock
                                                  President and Treasurer