Form 10KSB
period 2001-09-30
POSTERALLEY COM INC
filed 2001-12-21
CIK 1112372

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended September 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from __________________ to ____________________

          Commission file number 000-032103

                              Posteralley.com, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  Colorado                                   84-15099500
     ---------------------------------                  --------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

      650 South Cherry Street, Suite #310
                Denver, Colorado                                 80246
     -----------------------------------------               --------------
     (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (303) 629-9751

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of each exchange on
          Title of each class                          which registered

      None
     ---------------------------                   ---------------------------

Securities registered under Section 12(g) of the Exchange Act:

     Common Stock, $.0001 par value
     -----------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                             -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $4,490
                                                          ------

Of the 4,343,200 shares of voting stock of the registrant issued and outstanding as of December 14, 2001, 732,200 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   -----    -----

                                     PART I


Item 1.        Description of Business.
--------------------------------------

     (a)  Business Development.
     -------------------------

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

     During the period from May 8 through June 28, 2000, we issued and sold an aggregate of 501,200 shares of common stock to a total of fifty-two persons, all of whom are residents of the States of California, Colorado or Illinois, for cash consideration totaling $125,300 ($.25 per share). We made the sales in reliance upon the exemption from registration with the Securities and Exchange Commission provided under Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933, and in reliance upon the exemptions from registration provided under Section 25102(f) of the California Corporations Code, Section 11-51-308(1)(p) of the Colorado Securities Act or Section 4.G. of the Illinois Securities Law of 1953.

     We issued and sold, during the period from October 16 through November 2, 2001, an aggregate of 50,000 shares of common stock to a total of twenty-one persons, all of whom are residents of the State of Colorado, for an aggregate of $25,000 in cash ($.50 per share) pursuant to a Registration Statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on October 4, 2001. We relied upon the exemption from registration provided under
Section 11-51-308(1)(p) of the Colorado Securities Act in connection with the sales.

     See (b) "Business of Issuer" immediately below for a description of our current operations and future proposed activities.

     (b)  Business of the Issuer.
     ---------------------------

General
-------

     We commenced operations in the online retailing and brokerage of originals and reproductions of fine art posters, including, but not limited to, vintage antique, product advertising, travel, sporting event, movie and theater memorabilia and commemorative posters, in July 1999. Our total sales were $7,748, and our net loss was $(75,653), for the period from inception through September 30, 2001. Our web site is located at http://www.posteralley.com.
                                                     --------------------------
Information set forth on our web site does not constitute part of this report.

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

     o Fostering consumer trust and satisfaction through services including appraisal, authentication and money-back guarantee; and

     o Continuing to maintain our relationship with Nicklebys.com, Wheat Ridge, Colorado, an online auction house dealing in fine art, antiques and collectibles, and developing relationships with other companies that can help grow our business.

     The bulk of our products are fine art posters obtained for sale on consignment from two wholesalers, including I. Brewster & Company and Club of American Collectors of Fine Arts, Inc. In addition, we also market a limited inventory of originals and reproductions of fine art posters and original, antique fine art paintings. We have allocated the sum of $5,000 (28.1%) of the net proceeds in the amount of $17,822 received from our public offering of common stock pursuant to a Registration Statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on October 4, 2001, for the acquisition of originals and reproductions of fine art posters and to make reproductions of certain of the original posters purchased. However, because the funds received from this offering that are available to us for the purchase and/or reproduction of fine art posters are very limited, the number and/or quality of posters that we will be able to purchase with those funds will also be limited.

     Messrs. Scott M. Thornock and Bruce A. Capra, two of our three executive officers, directors and/or controlling shareholders, have, personally, and, in the case of Mr. Capra, professionally, in excess of twenty years of experience in dealing in all types of fine art, antiques and collectibles, including fine art posters. Both Messrs. Thornock and Capra are executive officers, directors, founders and controlling shareholders of Nicklebys.com, Inc., an online auction house dealing in fine art, antiques and collectibles that realized net revenues of $848,445 and a net loss of $(186,007) ($(.07) per share of common stock) from online auctions, live auctions and retail sales for the year ended December 31, 2000. Despite its limited operating history, Nicklebys.com was recognized in the November 1999 edition of Yahoo! Internet Life Magazine with the Gold Medal Award for the best art auction site on the worldwide web. In order to become employed full time by Nicklebys.com, Mr. Capra, our Secretary, resigned on February 1, 1999, as the General Manager and the Director of Sales, Marketing and Advertising for American Design, Ltd., an Aurora, Colorado, company with eleven retail outlets that is today recognized as one of the largest wholesale fine art publishing firms in the United States. Additionally, Mr. Capra owned and managed Nickleby's Auction Gallery, Ltd., Arvada, Colorado, an auction liquidation company specializing in fine art, antiques and collectibles, from 1992 until the acquisition of Nickleby's Auction Gallery, Ltd., by Nicklebys.com in March 1999.

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

Inventory and Consigned Posters
-------------------------------

     Our web site on the Internet features only fine art posters, including, but not limited to, vintage antique, product advertising, travel, sporting event, movie and theater memorabilia and commemorative posters. In addition, we are marketing a limited inventory of original, antique fine art paintings purchased with a small amount of proceeds received from our private offering of common stock completed in June 2000. As of the date of this report, our web site features 40 fine art posters, including 11 original, antique French posters, nine contemporary fine art posters, six movie posters, six sports posters, four southwestern fine art posters, four reproductions of antique fine art posters, one rock and roll poster and four original, antique fine art paintings, including four oils on canvas and two watercolors. Additionally, we have obtained five posters, not presently featured on our web site, for sale on consignment. We plan to offer these consigned posters for sale online at such time as our inventory has been depleted by sales. We intend to purchase additional inventory of originals and/or reproductions of fine art posters with a portion of the funds received from our recently completed small, public securities offering. If we achieve profitable operations, which is not assured, or otherwise obtain funding in addition to that received from our recent public offering, we will purchase additional poster inventory. The sources for our inventory are expected to include, among others, estates, private parties, collectors and original collections. Additionally, both Messrs. Thornock, Capra and Lee may place originals and reproductions of fine art posters from their own personal collections on consignment with Posteralley.com to be sold online. We can expect to receive a commission in the amount of 10% to 50% of the sale price of all fine art posters sold for the account of Mr. Thornock, Mr. Capra, Mr. Lee or Nicklebys.com.

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

Online Retailing of Posters
---------------------------

     As a small online retailer of posters, we are dedicated to serving the poster enthusiast with a wide variety of fine art posters featured on our web site located at http://www.Posteralley.com, expert information and superior
                  --------------------------
customer service. We seek to exceed the more limited selections of posters, if any, offered by art galleries, art and/or antique brokers and dealers, antique stores, auction houses and others. We believe that we will be able to exceed the poster collections of these traditional stores, because we will not be limited with respect to display and storage area. We strive to provide customers with a convenient, one-stop shopping experience by providing an organized, logical and customer-friendly Internet site designed in an attractive manner so as to capture and maintain the interest of most visitors. The web site includes a high-resolution photograph of each poster or painting together with a picture and a biography of the artist, if relevant and available. Payment arrangements can be made using credit cards and escrow accounts. We have implemented security measures, including but not limited to layering, locking and encryption, in order to secure, to our best ability as of the date of this report, the commercial transactions conducted on our web site. Detailed instructions are available on our site to enable the purchaser to consummate the purchase transaction with as much ease and simplicity as is possible. We expect to compete on the basis of our reputation among customers as a quality provider of products that are "100% money-back guaranteed, curated and appraised" and, to a lesser extent, on the basis of price. We receive, on average, a listing fee in the amount of approximately 20% of each item sold on consignment for management or others.

     We attract and retain customers by emphasizing the following key factors:

     Extensive  Product   Selection  Enables   One-Stop-Shopping.    We  provide
     -----------------------------------------------------------
consumers with one-stop-shopping for their fine art poster needs, with delivery direct to their door. We offer a broad selection of fine art posters that we expect, within approximately two years from the date of this report, to transcend the limited selection, if any, of art galleries, art and/or antique brokers and dealers, antique stores, auction houses and others. However, our ability to provide a selection of posters that exceeds the selection offered by the aforementioned sellers is limited by he fact that we have minimal assets, substantial net losses, negative working capital and going concern problems. Our online business model enables us to aggregate a diverse product selection that is not generally found in a single retail outlet and dynamically change our product mix to meet consumer needs and interests.

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

     Quality Customer  Service.  The typical online shopping  experience  begins
     -------------------------
with the search for products that meet specific needs, including the online ordering process and extends through product delivery and post-purchase support. We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door or efficiently handle customer inquiries is as important to customer satisfaction as product selection. While we will not have the financial resources as a result of our recently completed, small public offering of common stock to employ any customer service personnel, we intend to develop our own in-house customer service operation in the future.

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

The Internet and Electronic Commerce
------------------------------------

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

Marketing
---------

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

     Nicklebys.com. There is a link to our web site on Nicklebys.com's home page
     -------------
located on the Internet at  http://www.nicklebys.com.  Our  marketing  agreement
                            ------------------------
with Nicklebys.com provides for Nicklebys.com to receive a referral fee of $.22 per web site "hit" or "click-through" generated by a new visitor to our web site as a result of the link to the site on Nicklebys.com's web page. Because Messrs. Thornock and Capra, two of our three executive officers, directors and/or controlling shareholders, also serve as executive officers, directors and controlling shareholders of Nicklebys.com, the marketing agreement between Posteralley.com and Nicklebys.com cannot be considered to be an arm's-length transaction. While we believe that this marketing agreement will assist Posteralley.com to develop a customer base, it is not possible to predict the amount of revenue that Posteralley.com may realize from this arrangement.

     Nicklebys.com recently discontinued its very limited online sales of fine art posters. However, Nicklebys.com has offered, and may in the future offer, fine art posters obtained as part of a collection of fine art, antiques and/or collectibles that may have been, or may be, identical or similar to the posters that we offer. Also, to the extent that we wish to branch out and sell products that Nicklebys.com currently offers, there would be a conflict of interest. The simultaneous offer of fine art posters and/or other products by Nicklebys.com and Posteralley.com could jeopardize our ability to establish our brand and increase our sales and revenues, thus negatively impacting our operations and prospective shareholders. Additionally, Mr. Capra would benefit more from a sale on Nicklebys.com's, than our, web site because he has a larger equity interest in Nicklebys.com.

     As of the date of this report, our proposed integrated marketing campaign is in the design statge and, except for placing a link to our Internet site on Nicklebys.com's home page, we have not yet taken any steps to implement the campaign.

Fulfillment and Distribution
----------------------------

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

Customer Service
----------------

     We believe that a high level of customer service and support is critical to retaining and expanding our customer base. No portion of the proceeds of our recently completed public securities offering has been allocated for the employment of any customer support personnel. Accordingly, we expect to be dependent upon the proceeds, if any, to be received from future equity and/or debt financing for this purpose. Our management members are available via telephone, generally, from 8:00 a.m. to 5:00 p.m., Mountain time, Monday to Friday, and can also be reached by e-mail or facsimile. Presently, we provide, by e-mail order and shipping confirmation (with tracking numbers), notification of customers regarding out-of-stock situations and, for those orders, frequent updating of customers on order status.

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

Technology and Network Operations
---------------------------------

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

Competition
-----------

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

     We are aware of a limited number of other companies that are presently retailing fine art, antiques and/or collectibles, including fine art posters, online. While Nicklebys.com, an affiliated company, recently discontinued its very limited online sales of fine art posters, it may offer these posters on its web site in the future. We believe that there will be an increasing number of online retailers of the fine art posters of the types being offered by us and, in the instance of certain reproductions, identical to the reproductions we offer. Some of our competitors may be able to secure posters from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.

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

Intellectual Property
---------------------

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

Government Regulation
---------------------

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

Employees and Consultants
-------------------------

     Messrs. Scott M. Thornock and Bruce A. Capra, two of our three executive officers and directors, have served as part-time employees of Posteralley.com since our inception. Mr. Jeffery H. Lee has been employed on a part-time basis since May 8, 2001. No cash compensation has been awarded to, earned by or paid to Messrs. Lee or Capra for all services rendered in all capacities to Posteralley.com through the date of this report. Except for the seven-month period from December 2000 through June 2001, during which Mr. Thornock earned a salary of $10,500 at the rate of $1,500 per month, no cash compensation has been awarded to, earned by or paid to Mr. Thornock for all services he has performed for us in all capacities through the date of this report. We paid Mr. Thornock's salary totaling $4,500 for his services during the months of December 2000 and January and February 2001 and accrued the $6,000 balance of his salary for the four months from March through June 2001. Mr. Thornock has agreed to demand payment of his accrued compensation only from profits, if any, realized by Posteralley.com. For the foreseeable future, Messrs. Thornock, Lee and Capra will receive no compensation in any form for their services performed for us in all capacities.

     On July 19, 1999, we issued and sold to Messrs. Thornock and Capra 3,240,000 shares, and 360,000 shares, of common stock, respectively, in consideration for the performance of services by each individual in connection with the organization of Posteralley.com valued at $324 and $36, respectively ($.0001 per share). On May 8, 2001, we issued and sold 10,000 shares of common stock to Mr. Jeffery H. Lee in consideration for his performance of services valued at $2,500 ($.25 per share). We anticipate that at such time, if ever, as our financial position permits, Messrs. Thornock, Capra and Lee and any other executive officers of Posteralley.com will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans. Additionally, directors, including Messrs. Thornock, Capra, Lee and/or others, may receive fees for their attendance at meetings of the Board of Directors. Further, we may pay consulting fees to unaffiliated persons who perform services for us, although we have no present plans to do so and no such fees have been paid as of the date of this report.


Item 2.        Description of Property.
--------------------------------------

     We maintain our offices, pursuant to a verbal arrangement, rent-free at the business offices of Paragon Real Estate and Development, L.L.C., an affiliated company, located at 650 South Cherry Street, Suite #310, Denver, Colorado 80246. Mr. Scott M. Thornock, the President/Treasurer, director and approximate 74.6% shareholder of Posteralley.com, is the sole owner and managing member of Paragon Real Estate and Development. We anticipate the continued utilization of these facilities on a rent-free basis until such time, if ever, as we obtain sufficient funding from debt and/or equity financing and/or generate a level of earnings sufficient to enable us to pay rent for our present offices or obtain office space from an unaffiliated third party. The office space we currently occupy is expected to be adequate to meet our foreseeable future needs. The office space has been valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements of Posteralley.com as rent expense with a corresponding credit to contributed capital. Our telephone number is (303) 629-9751 and our facsimile number is
(303) 322-0036.


Item 3.        Legal Proceedings.
--------------------------------

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. As of the date of this report, we know of no legal proceedings to which Posteralley.com is a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against Posteralley.com.

Item 4.        Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year ended September 30, 2001, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.


                                     PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------

     (a)  Market Information.
     -----------------------

     There has been no established public trading market for the common stock since our inception on July 19, 1999. We have 3,792,000 shares of common stock that could be sold pursuant to Rule 144 under the Securities Act of 1933.

     (b)  Holders.
     ------------

     As of the date of this report, we have 58 shareholders of record of our 4,343,200 outstanding shares of common stock.

     (c)  Dividends.
     --------------

     We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

     (d)  Recent Sales of Unregistered Securities.
     --------------------------------------------

     On July 19, 1999, we issued 3,240,000 shares, and 360,000 shares, of common stock (a total of 3,600,000 shares of common stock) to Messrs. Scott M. Thornock and Bruce A. Capra, respectively, in consideration for services performed by each individual in connection with our organization valued at $324 and $36, respectively (a total of $360), at the rate of $.0001 per share. On May 8, 2001, we issued 10,000 shares of common stock to Mr. Jeffery H. Lee in consideration for services performed by him valued at $5,000 ($.50 per share). Messrs. Thornock, Capra and Lee serve as our executive officers and directors and together own of record and beneficially 3,611,000 shares, representing approximately 83.1% of the total number of issued and outstanding shares, of our common stock as of the date of this report. We relied, in connection with the sales of the shares, upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Section 11-51-308(1)(p) of the Colorado Uniform Securities Act. We relied upon the fact that our issuance and sale of the shares did not constitute a public securities offering together with the fact that Messrs. Thornock, Capra and Lee were executive officers, directors and/or controlling shareholders of Posteralley.com at the time of the sales, to make the exemptions available.

     On July 26, 1999, we issued and sold 182,000 shares, representing approximately 4.2% of the aggregate number of issued and outstanding shares, of our common stock as of the date of this report, to Cudd & Associates, 12441 West 49th Avenue, Suite #1-A, Wheat Ridge, Colorado 80033, the sole proprietorship owned by Patricia Cudd, Esq., that has acted as our legal counsel since our inception on July 19, 1999. Cudd & Associates received these shares of common stock in consideration for the performance of certain legal services in connection with our organization valued at $182 ($.001 per share). In connection with the sale of the shares, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Section 11-51-308(1)(p) of the Colorado Uniform Securities Act. To make the exemptions available, we relied upon the fact that our issuance and sale of the shares of common stock did not constitute a public securities offering together with the fact that Cudd & Associates was our legal counsel at the time of the sale.

     Posteralley.com, as the maker, entered into unsecured promissory notes dated November 1, 1999, with each of Messrs. Thornock and Capra, as the holders, in the principal amounts of $8,000 and $2,000, respectively, bearing interest at the rate of 8% per annum, due November 1, 2000. These promissory notes memorialized non-interest bearing, working capital advances in the identical principal amount of each promissory note, made by each of Messrs. Thornock and Capra to us on July 27, 1999. Posteralley.com, as the maker, entered into unsecured promissory notes dated November 1, 1999, with each of Messrs. Thornock and Capra, as the holders, in the principal amounts of $1,500 each, bearing interest at the rate of 8% per annum, due November 1, 2000. Posteralley.com, as the maker, entered into the unsecured promissory note dated March 3 2000, with Mr. Thornock, as the holder, in the principal amount of $1,500, bearing interest at the rate of 8% per annum, due November 1, 2000. We claimed exemption from registration under Section 4(2) of the Securities Act of 1933 and Section 11-51-308(1)(p) of the Colorado Uniform Securities Act in connection with the issuance of the promissory notes described above. We relied upon the fact that Messrs. Thornock and Capra were executive officers, directors and controlling shareholders of Posteralley.com at the time of the issuance of the promissory notes together with the fact that our issuance of the notes did not constitute a public securities offering, to make the exemptions available. On May 31, 2000, we paid the $14,500 principal balance of all of the outstanding promissory notes together with accrued interest totaling $825.

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


Item 6.        Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------------

General
-------

     Since shortly after our inception, we have operated a web site on the Internet located at http://www.posteralley.com from which we retail and broker
                     --------------------------
fine art posters, including, but not limited to, vintage antique, product advertising, travel, sporting event, movie and theater memorabilia and commemorative posters. We have generated only minimal sales and a net loss from this business through the date of this report. For the years ended September 30, 2001, and 2000, we realized total sales of $4,490 and $3,258, respectively, and a net loss of $(20,161) and $(29,492), respectively, which is less than $(.01) per share.

     We expect, for the foreseeable future, to be partially dependent for our products upon fine art posters consigned to us by I. Brewster & Company, Club of American Collectors of Fine Arts or others. We have no written agreement with either I. Brewster & Company or Club of American Collectors of Fine Arts.
Accordingly,  neither  company  has any  obligation  to  consign  posters to us.
However, we intend to increase our limited inventory of originals and reproductions of fine art posters. The sum of $5,000 received from our recently completed, small public offering of common stock has been allocated for this purpose. We have plans to expand our marketing efforts in order to obtain a larger customer base. Funds in the amount of $4,000 received from our recently completed, public common stock offering has been allocated for these marketing efforts. Our marketing efforts will include traditional marketing, such as advertising on the radio and in newspapers, and Internet marketing, including enhancing our web site, placing banners on other web sites and distributing e-mails promoting Posteralley.com. We do not intend to hire any employees in the foreseeable future. We have delayed our plans to purchase $5,000 of computer equipment because we did not realize the maximum proceeds from our recently completed, public securities offering.

     The full implementation of our business plan is dependent upon our ability to raise additional capital from equity and/or debt financing and/or achieve profitable operations. We believe that the revenue generated from our business will not be sufficient to finance all future activities and that it will be necessary to raise additional funds through equity and/or debt financing after the expiration of approximately one year after from the date of this report as we do not expect to be able to satisfy our cash requirements following the expiration of this period. We do not believe that it will be necessary to raise additional funds within the next year approximately. However, we may need to raise additional funds prior to the expiration of this period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. Although we intend to explore all available alternatives for debt and/or equity financing, including, but not limited to, private and public securities offerings, there can be no assurance that we will be able to generate additional capital for expansion and/or other purposes. In the event that only limited additional financing is received, we expect our opportunities in the secondary market for fine art posters to be limited. Further, even if we succeed in obtaining the level of funding necessary to increase revenue through the expenditure of additional funds for marketing, advertising and/or promotion in order to obtain a sizable customer base and, in turn, purchase additional inventory and enhance our web site, this will not ensure the realization by us of profits from operations.

Milestones
----------

     In order to become fully-operational and profitable, we must expand our fine art poster inventory, thoroughly market the "Posteralley.com" brand name and our services as a provider of quality and authentic fine art posters and enhance our web site so that it is considered the premier web site in the poster industry. We are currently in the process of pursuing these steps, except for the enhancement and improvement of our web site, with the net proceeds in the amount of $17,822 raised from our public offering of common stock completed in November 2001. Five thousand dollars and $4,000 of these funds will be used to purchase inventory and initiate our proposed integrated marketing campaign, respectively, with a view to increasing our sales. We began selling fine art posters shortly after our organization in July 1999 and have received limited revenues of $7,748 through September 30, 2001.

Results of Operations
---------------------

Year Ended September 30, 2001, Versus Year Ended September 30, 2000
-------------------------------------------------------------------

     Total revenue was $4,490 for the year ended September 30, 2001, as compared to total revenue of $3,258 for the year ended September 30, 2000. Our sale of a limited number of posters accounts for the limited revenue realized during the 2000 and 2001 fiscal years.

     We incurred a net loss of $(41,779) for the year ended September 30, 2001, as compared to a net loss of $(29,492) for the year ended September 30, 2000, because of the factors described below. Total operating expenses increased from $30,107 for the year ended September 30, 2000, to $44,150 for the year ended September 30, 2001. We experienced sizeable increases in stock-based compensation, salaries and payroll taxes, contributed services, telephone and depreciation for the year ended September 30, 2001, as compared to the year ended September 30, 2000.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     As of September 30, 2001, we had minimal total assets in the amount of $62,811, including $12,636 in cash, inventory valued at cost of $28,549, equipment (less accumulated depreciation) of $846 and $20,780 in deferred offering costs, and total liabilities of $4,008. As a result of our having minimal assets and a deficit accumulated during the development stage of $(75,653) as of September 30, 2001, our total shareholders' equity as of September 30, 2001, was $58,803. There can be no assurance that our financial condition will improve.

     Until the successful completion of our offering of common stock in June 2000 for gross proceeds of $125,300, we were funded exclusively with loans from Messrs. Scott M. Thornock and Bruce A. Capra, two of our three executive officers and directors and our principal shareholders. Messrs. Thornock and Capra loaned an aggregate of $11,000 and $3,500, respectively, to Posteralley.com during the period from July 27, 1999, through March 3, 2000. Two of the loans were evidenced by unsecured promissory notes dated November 1, 1999, with each of Messrs. Thornock and Capra, as the holders, in the principal amounts of $9,500 and $3,500, respectively, bearing interest at the rate of 8% per annum, due November 1, 2000. A third loan was evidenced by an unsecured promissory note dated March 3, 2000, with Mr. Thornock, as the holder, in the principal amount of $1,500, bearing interest at the rate of 8% per annum, due November 1, 2000. On May 31, 2000, Posteralley.com repaid the $14,500 principal balance of all of the outstanding promissory notes together with accrued interest totaling $825 out of the proceeds of our offering of common stock completed in June 2000. Additionally, during the year ended September 30, 2001, Messrs. Thornock and Capra paid expenses and purchased inventory on behalf of Posteralley.com totaling $4,260 and $3,500, respectively, and, in September 2000, Mr. Thornock paid expenses on our behalf totaling $375. We repaid all amounts owed to Messrs. Thornock and Capra during the 2001 fiscal year.

     We successfully raised the minimum $25,000 in gross proceeds from our small public offering of common stock conducted during the period from October 16 through November 2, 2001, pursuant to a Registration Statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on October 4, 2001. The Registration Statement also provides for the offer and sale of an aggregate of 501,200 shares of common stock being offered by the fifty-two persons who purchased shares in our common stock offering completed in June 2000, as selling shareholders.

     Net cash used in operating activities was $(29,032) for the year ended September 30, 2001, because of the net loss of $(41,779) incurred and inventory purchases of $(1,943), offset by the value of services contributed by our President ($6,000), common stock issued for services ($5,000) and office space contributed by an affiliate ($3,000), depreciation of $495 and accounts payable and accrued expenses of $195. Net cash used in operating activities was

$(45,740) for the year ended September 30, 2000, because of the net loss of $(29,492) incurred and inventory purchases of $(21,706), offset by the value of office space contributed by our President ($3,000), accounts payable and accrued expenses of $2,313 and depreciation of $145. For the years ended September 30, 2001, and 2000, net cash used in investing activities was $-0- and $(1,486), respectively, and net cash provided by (used in) financing activities was $(20,780) and $106,414, respectively. Cash decreased by $(49,812) from $62,448 at the beginning of the year ended September 30, 2001, to $12,636 at the end of the year, because of the factors described above. Cash increased by $59,188 from $3,260 at the beginning of the year ended September 30, 2000, to $62,448 at the end of the year, because of the above-described factors.

Inflation
---------

     We believe that inflation has not had a material impact on our business.

Seasonality
-----------

     We do not believe that our business is seasonal.


Item 7.        Financial Statements.
-----------------------------------

     The Financial Statements of Posteralley.com, Inc., the Notes to Financial Statements and the Independent Auditor's Report of Cordovano and Harvey, P.C., independent certified public accountants, required by this Item 7. commence on page F-1 and are incorporated herein by this reference. The Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:

                                                                        Page
                                                                        ----

Independent Auditor's Report.........................................    F-2

Balance Sheet, September 30, 2001....................................    F-3

Statements of Operations, for the years ended September 30, 2001 and 2000, and from July 19, 1999 (inception) through September
  30, 2001...........................................................    F-4

Statement of Shareholders' Equity, from July 19, 1999 (inception)
  through September 30, 2001.........................................    F-5

Statements of Cash Flows, for the years ended September 30, 2001 and 2000, and from July 19, 1999 (inception) through September
  30, 2001...........................................................    F-6

Summary of Significant Accounting Policies...........................    F-7

Notes to Financial Statements........................................    F-10


Item 8.        Changes  In  and Disagreements with Accountants on Accounting and
--------------------------------------------------------------------------------
               Financial Disclosure.
               --------------------

     We had no independent accountant prior to the retention of Cordovano and Harvey, P.C., 201 Steele Street, Suite #300, Denver, Colorado 80206, in December 1999. There has been no change in our independent accountant during the period commencing with the retention of Cordovano and Harvey, P.C., through the date of this report.


                                    PART III

Item 9.        Directors,  Executive  Officers, Promoters  and  Control Persons;
--------------------------------------------------------------------------------
               Compliance With Section 16(a) of the Exchange Act.
               -------------------------------------------------

Directors and Executive Officers
--------------------------------

     Set forth below are the names, ages, positions with Posteralley.com and business experience of our directors and executive officers.

       Name                  Age                         Title
   ------------              ---                 ---------------------

Scott M. Thornock*           42              President, Treasurer and Director

Jeffery H. Lee*              33              Vice President and Director

Bruce A. Capra*              48              Secretary and Director


     *The individuals named in the table may be deemed to be our "parents" and "promoters," as those terms are defined in the General Rules and Regulations under the Securities Act of 1933.

General
-------

     All directors hold office until the next annual meeting of our shareholders and until their respective successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors. Messrs. Thornock and Capra each devote approximately 15% of their time to the business and affairs of Posteralley.com. Mr. Lee devotes approximately 10% of his time to Posteralley.com's business and affairs. Set forth below under "Business Experience" is a description of the business experience of Messrs. Thornock, Lee and Capra. Except as otherwise indicated below, all organizations with which each individual is or has been previously employed, affiliated or otherwise associated, are not affiliated with us.

Family Relationships
--------------------

     There is no family relationship between or among Mr. Scott M. Thornock, our President/Treasurer and a director of Posteralley.com, Mr. Jeffery H. Lee, the Vice President and a director of Posteralley.com and Mr. Bruce A. Capra, our Secretary and a company director.

Business Experience
-------------------

     Scott M. Thornock has approximately fifteen years of experience in the real
     -----------------
estate development business and in the management of a number of private and public, start-up companies. He has served as the President, the Treasurer and a director of Posteralley.com since its inception on July 19, 1999. Mr. Thornock has served as the Chief Executive Officer, since October 16, 2000, and as the President, from the date of the company's inception on January 13, 1999, through October 15, 2000, of Nicklebys.com, Inc., a privately-held, Wheat Ridge, Colorado, corporation engaged in the marketing and sale of fine art, antiques and collectibles via online and live auctions and retail sales. Since Nickleby.com's organization on January 13, 1999, he has served as the Chief Financial Officer, the Secretary and a director of the company. Nicklebys.com filed a Registration Statement on Form 10-SB with the Securities and Exchange Commission on November 14, 2001. He served as the Secretary, the Treasurer and a director of JDLphotos.com, Inc., from the date of the company's organization on March 15, 2000, through May 8, 2001, when he resigned his positions with, and disposed of his entire equity interest in, JDLphotos.com. From August 27, 1999, through April 18, 2001, Mr. Thornock served as the Secretary/Treasurer of Celebrity Sports Network, Inc., a privately-held, Littleton, Colorado, company engaged in the online promotion of professional athletes as motivational speakers and the sponsorship of motivational seminars, which has since become publicly-held. On April 18, 2001, he resigned his positions with Celebrity Sports Network and disposed of his entire equity interest in the company. He served as a director of Perseus Art Group, Inc. (now "Medgrup Corporation"), a public Colorado corporation, from the date of Perseus Art Group's inception on June 26, 1998, until his resignation on May 12, 1999, and as the Vice President, the Chief Financial Officer and the Secretary of Perseus Art Group from June 30, 1998, until his resignation from these positions on May 12, 1999. The company files reports with the Securities and Exchange Commission and its common stock trades over-the-counter and is quoted on the electronic Bulletin Board maintained by the National Association of Securities Dealers. Mr. Thornock served as the President, the Chief Executive Officer, the Treasurer and a director of Triad Development Corp. (now "Zootech 2000, Inc."), a publicly-held Colorado corporation, from the date of its inception on October 31, 1997, through the date of his resignation on April 2, 1999. The company does not file reports with the Securities and Exchange Commission. Its common stock trades over-the-counter and is quoted in the Pink Sheets, a publication that tracks stock prices for the broker-dealer community. He served as the President, the Chief Executive Officer, the Treasurer, the Chief Financial Officer and a director of Perfection Development Corporation from April 18, 1997, the date of the organization of the company, through October 2, 1998, on which date he resigned as an executive officer and director. Mr. Thornock served as the Vice President, the Chief Financial Officer, the Secretary and a director of Thor Management Group, Inc., from the date of that company's inception on January 9, 1998, through June 19, 1998, on which date he resigned his positions as an executive officer and director of the company. He served as the President, the

Chief Executive Officer and a director of Pegasus Development Group, Inc. (now "SpaceDev, Inc."), a publicly-held Colorado corporation, from the date of its organization on December 23, 1996, through October 22, 1997, on which date Mr. Thornock resigned as executive officer and director of the company. Mr. Thornock resigned his positions with Pegasus Development Group before the company became public in 2000. The company files reports with the Securities and Exchange Commission and its common stock trades over-the-counter and is quoted on the electronic Bulletin Board maintained by the National Association of Securities Dealers. He has been the sole owner and managing member of Paragon Real Estate and Development, L.L.C., a Denver, Colorado-based residential real estate development, brokerage and business consulting firm that has performed administrative supervision, financial management and other services for, among others, thirty-five Colorado limited liability companies of which Mr. Thornock has been the founder, the manager and a member, since he founded the company in March 1996. These thirty-five limited liability companies, including Paragon Development I-IV, L.L.C., Paragon Development VI-XII, L.L.C., Paragon
Development XIV-XXXV, L.L.C., 32-5, L.L.C., and Paragon Investment Group, I, L.L.C., have raised capital from time-to-time over the past approximately five years for the purposes of acquiring, developing, constructing and/or brokering multi-family, residential properties located in Denver, Boulder, Longmont and Vail, Colorado. Twenty of these companies are operating currently. Mr. Thornock has held a real estate brokers license in the State of Colorado since December 1995. He received a Bachelor of Arts degree in history and a Masters degree in business management from the University of Colorado, Boulder, Colorado, in 1982 and 1994, respectively.

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

     Bruce  A.  Capra  has   served  as  the   Secretary   and  a  director   of
     ----------------
Posteralley.com since our inception on July 19, 1999. Since October 16, 2000, he has served as the President and, from the date of the company's inception on January 13, 1999, through October 15, 2000, Mr. Capra served as the Chief Executive Officer, of Nicklebys.com, Inc., a privately-held, Wheat Ridge, Colorado, corporation engaged in the marketing and sale of fine art, antiques and collectibles via online and live auctions and retail sales. He has served as the Chairman of the Board of Directors of Nicklebys.com since the organization of the company on January 13, 1999. He was employed, from 1988 until his resignation on February 1999, as the General Manager and the Director of Sales,

Marketing and Advertising for American Design, Ltd., an Aurora, Colorado, corporation specializing in the publication of fine art that has eleven retail outlets located in California, Colorado and New Mexico. American Design is today recognized as one of the largest wholesale fine art publishing firms in the United States. Mr. Capra served as the President, the Chief Executive Officer and a director of Perseus Art Group, Inc., a publicly-held Colorado corporation, from June 26, 1998, until his resignation from these positions with Perseus Art Group on May 12, 1999. He was the founder and served as the President, a director and the sole owner of Nickleby's Auction Gallery Ltd., Arvada, Colorado, an auction liquidation company specializing in fine art, antiques and collectibles, from 1992 through January 15, 1999, on which date Nicklebys.com purchased all of the outstanding common stock of Nickleby's Auction Gallery, Ltd. Mr. Capra founded and served as the President, from 1981 until the sale of the business in 1988, of Image Tech Inc., Denver, Colorado, a fine art serigraph printing company specializing in printing and publishing fine art and commercial signage and, during Mr. Capra's tenure, printed limited edition fine art prints for internationally known artists such as Andy Warhol, Roy Liechtenstein, Earl Biss and others. Prior to that time, from 1979 through 1982, he owned and operated The Mushroom Gallery, Ltd., an art gallery located in Denver, Colorado. Mr. Capra attended Missouri Auction School in 1988 and is a licensed auctioneer in the States of California, Colorado, Nevada and Texas. He is also a certified personal property appraiser and a member of the Certified Appraisers Guild of America.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of common stock and other equity securities of Posteralley.com on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, Messrs. Thornock, Lee and Capra, our executive officers, directors and/or greater than 10% beneficial owners of our common stock, have complied with Section 16(a) filing requirements applicable to them during our fiscal year ended September 30, 2001.


Item 10.       Executive Compensation
-------------------------------------

     The following table sets forth information concerning the compensation of our executive officers, including the dollar value of base salary and/or other annual compensation earned, and the number of securities underlying stock options granted, during the 2001 and 2000 fiscal years and the period from our inception on July 19, 1999, through September 30, 2001.

                           SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                Annual Compensation               Awards
                         -------------------------------  ----------------------
  (a)            (b)          (c)              (d)                 (e)
Name and                                    Other Annual        Securities
Principal                                   Compensation        Underlying
 Position        Year       Salary($)          ($)            Options/SAR's(#)
-------------------------------------------------------------------------------

Scott M.         2001        $9,000*            $-0-               $-0-
Thornock,        2000        $1,500             $-0-               $-0-
President,       1999        $  -0-             $-0-               $-0-
Treasurer,
Director

Jeffery H.       2001        $  -0-             $-0-               $-0-
Lee, Vice        2000        $  -0-             $-0-               $-0-
President,       1999        $  -0-             $-0-               $-0-
Director

Bruce            2001        $  -0-             $-0-               $-0-
A. Capra,        2000        $  -0-             $-0-               $-0-
Secretary,       1999        $  -0-             $-0-               $-0-
Director
------------------

     *Of this amount, the sum of $6,000 has been accrued for services performed during the four months from March through June 2001.

     Messrs. Scott M. Thornock and Bruce A. Capra, two of our three executive officers and directors, have served as part-time employees of Posteralley.com since our inception. Mr. Jeffery H. Lee has been employed on a part-time basis since May 8, 2001. No cash compensation has been awarded to, earned by or paid to Messrs. Lee or Capra for all services rendered in all capacities to Posteralley.com through the date of this report. Except for the seven-month period from December 2000 through June 2001, during which Mr. Thornock earned a salary of $10,500 at the rate of $1,500 per month, no cash compensation has been awarded to, earned by or paid to Mr. Thornock for all services he has performed for us in all capacities through the date of this report. We paid Mr. Thornock's salary totaling $4,500 for his services during the months of December 2000 and January and February 2001 and accrued the $6,000 balance of his salary for the four months from March through June 2001. Mr. Thornock has agreed to demand payment of his accrued compensation only from profits, if any, realized by Posteralley.com. For the foreseeable future, Messrs. Thornock, Lee and Capra will receive no compensation in any form for their services performed for us in all capacities.

     On July 19, 1999, we issued 3,240,000 shares of common stock to Mr. Thornock for services performed by him in organizing Posteralley.com valued at

$324 ($.0001 per share) and 360,000 shares to Mr. Capra for his services rendered in connection with Posteralley.com's organization valued at $36 ($.0001 per share). On May 8, 2001, we issued 10,000 shares of common stock to Mr. Lee for services he performed for Posteralley.com valued at $5,000 ($.50 per share). We anticipate that, at such time, if ever, as our financial position permits, Messrs. Thornock, Lee and Capra and any other executive officers and/or directors of Posteralley.com will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for services as executive officers. Neither Mr. Thornock, Mr. Lee nor Mr. Capra holds any option to purchase any securities of Posteralley.com. Our executive officers and directors plan to devote only such time to our business and affairs that each deems necessary.

     We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future. In the future, we may offer stock options to employees, non-employee members of the Board of Directors and/or consultants; however, no options have been granted as of the date of this report. It is possible that in the future we may establish various executive incentive programs and other benefits, including reimbursement for expenses incurred in connection with our operations, company automobiles and life and health insurance, for our executive officers and directors, but none has yet been granted. The provisions of such plans and benefits will be at the discretion of our Board of Directors.

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

Compensation of Directors
-------------------------

     Our directors receive no compensation pursuant to any standard arrangement for their services as directors.

Employment Agreements
---------------------

     We have no employment agreements with Mr. Scott M. Thornock, the President, the Treasurer and a director of Posteralley.com, Mr. Jeffery H. Lee, the Vice President and a director of Posteralley.com or Mr. Bruce A. Capra, a director of Posteralley.com and our Secretary. In the future, we may enter into employment agreements with the foregoing and/or future executive officers of Posteralley.com.

Indemnification
---------------

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


Item 11.       Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------------

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

                                                 Shares            Percentage
       Name and Address of                    Beneficially             of
       Beneficial Owner                        Owned (1)            Class (1)
-------------------------------------         ------------      ----------------

Scott M. Thornock (2)                           3,241,000            74.62%
650 South Cherry Street, Suite #310
Denver, Colorado  80246

Bruce A. Capra (2)                                360,000             8.29%
6343 Umber Circle
Golden, Colorado  80403

Jeffery H. Lee (2)                                 10,000                *%
650 South Cherry Street, Suite #310
Denver, Colorado  80246

All Directors and Executive                     3,611,000            83.14%
Officers as a Group (Three Persons)
-------------------

     *    Less than one per cent.

     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 4,343,200 shares of our common stock issued and outstanding as of the date of this report.

     (2)   Executive   officer  and  member  of  the  Board  of   Directors   of
Posteralley.com.


Item 12.       Certain Relationships and Related Transactions.
-------------------------------------------------------------

     On May 8, 2001, we issued 10,000 shares of common stock to Mr. Jeffery H. Lee, our Vice President and a director of Posteralley.com, in consideration for services performed by him for the company valued at $5,000 ($.50 per share).

     During the year ended September 30, 2001, Messrs. Scott M. Thornock, the President/Treaurer and a director of Posteralley.com, and Bruce A. Capra, the Secretary and a director of Posteralley.com, paid expenses and purchased inventory on our behalf totaling $4,260 and $3,500, respectively. During September 2000, Mr. Thornock paid expenses on behalf of Posteralley.com totaling $375. We repaid all amounts owed to Messrs. Thornock and Capra during the 2001 fiscal year.

     Messrs. Scott M. Thornock and Bruce A. Capra loaned an aggregate of $11,000 and $3,500, respectively, to Posteralley.com during the period from July 27, 1999, through March 3, 2000; which loans were evidenced by unsecured promissory notes dated November 1, 1999, with each of Messrs. Thornock and Capra, as the holders, in the principal amounts of $9,500 and $3,500, respectively, bearing interest at the rate of 8% per annum, due November 1, 2000. The loans were also evidenced by an unsecured promissory note dated March 3, 2000, with Mr. Thornock, as the holder, in the principal amount of $1,500, bearing interest at the rate of 8% per annum, due November 1, 2000. On May 31, 2000, we repaid the $14,500 principal balance of all of the outstanding promissory notes together with accrued interest totaling $825 out of the proceeds of our offering of common stock completed in June 2000.

     Since October 1, 1999, we have maintained our offices rent-free at the business offices of Paragon Real Estate and Development, L.L.C., an affiliated company of which Mr. Scott M. Thornock, the President/Treasurer, a director and an approximate 74.6% shareholder of Posteralley.com, is the sole owner and operating manager. The offices have been located at 650 South Cherry Street, Suite #310, Denver, Colorado 80246, since October 2000 and, prior to that time, at 1422 Delgany Street, Suite #12, Denver, Colorado 80202. From the date of our inception through September 30, 1999, Mr. Thornock provided office space to Posteralley.com at no charge. The $250 per month value of the office space provided by Paragon Real Estate and Development and Mr. Thornock is included in

Posteralley.com's Financial Statements that commence on page F-1 of this report as rent expense with a corresponding credit to contributed capital.

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


Item 13.       Exhibits and Reports on Form 8-K.
-----------------------------------------------

     (a) The exhibits required to be filed with this Annual Report on Form 10-KSB by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

 Item
Number                                      Description
------         -----------------------------------------------------------------

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

10.3 Promissory Note dated November 1, 1999, from Posteralley.com, Inc., as the maker, to Scott M Thornock, as the holder, in the principal amount of $8,000 due November 1, 2000, bearing interest at the rate of eight per cent per annum. (Incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10-SB, File No. 0-31469, filed September 5, 2000.)

10.4 Promissory Note dated November 1, 1999, from Posteralley.com, Inc., as the maker, to Bruce A. Capra, as the holder, in the principal amount of $2,000 due November 1, 2000, bearing interest at the rate of eight per cent per annum. (Incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form 10-SB, File No. 0-31469, filed September 5, 2000.)

     (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2001, covered by this Annual Report on Form 10-KSB.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  POSTERALLEY.COM, INC.


Date:  December 19, 2001          By: /s/ Scott M. Thornock
                                      ------------------------------------------
                                      Scott M. Thornock, President and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 19, 2001          By: /s/ Scott M. Thornock
                                      ------------------------------------------
                                      Scott M. Thornock, President, Treasurer
                                      and Director


Date:  December 19, 2001          By: /s/ Bruce A. Capra
                                      ------------------------------------------
                                      Bruce A. Capra, Secretary and Director

                              POSTERALLEY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Index to Financial Statements
                          -----------------------------


                                                                      Page
                                                                      ----
Independent auditors' report....................................       F-2
Balance sheet, September 30, 2001...............................       F-3
Statements of operations, for the years ended
     September 30, 2001 and 2000, and from
     July 19, 1999 (inception) through September 30, 2001.......       F-4
Statement of shareholders' equity, from
     July 19, 1999 (inception) through September 30, 2001.......       F-5
Statements of cash flows, for the years ended
     September 30, 2001 and 2000, and from July 19, 1999
     (inception) through September 30, 2001.....................       F-6
Summary of significant accounting policies......................       F-7
Notes to financial statements...................................       F-10

To the Board of Directors and Shareholders
Posteralley.com, Inc.

                          INDEPENDENT AUDITORS' REPORT


We have audited the balance sheet of Posteralley.com, Inc. (a development stage company) as of September 30, 2001, and the related statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2001 and 2000, and from July 19, 1999 (inception) through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Posteralley.com, Inc. as of September 30, 2001, and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000, and from July 19, 1999 (inception) through September 30, 2001, in conformity with accounting principles generally accepted in the United States.




Cordovano and Harvey, P.C.
Denver, Colorado
November 2, 2001

                              POSTERALLEY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheet
                                  -------------

                               September 30, 2001

Assets
Cash............................................................    $  12,636
Inventory, at cost..............................................       28,549
Equipment, less accumulated depreciation of $640................          846
Deferred offering costs.........................................       20,780
                                                                    ----------

                                                                    $  62,811
                                                                    ==========


Liabilities and shareholders' equity
Liabilities:
     Accounts payable...........................................    $     255
     Accrued liabilities........................................        3,753
                                                                    ----------
                                               Total liabilities        4,008
                                                                    ----------

Commitment (Note D).............................................          -

Shareholders' equity (Notes B and D):
     Preferred stock, $.001 par value; 3,000,000
       shares authorized; -0- shares issued
       and outstanding..........................................          -
     Common stock, $.0001 par value; 30,000,000
       shares authorized; 4,293,200 shares issued
       and outstanding..........................................          429
     Additional paid-in capital.................................      134,027
     Deficit accumulated during development stage...............      (75,653)
                                                                    ----------
                                      Total shareholders' equity       58,803
                                                                    ----------

                                                                    $  62,811
                                                                    ==========


        See accompanying Summary of Significant Accounting Policies and
                         Notes to Financial Statements.

                              POSTERALLEY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             Statement of Operations
                             -----------------------
                                                                                                  July 19, 1999
                                                                  For The Years Ended               (Inception)
                                                                     September 30,                    Through
                                                              ---------------------------         September 30,
                                                                2001               2000                2001
                                                              --------           --------          ------------

Sales.............................................         $     4,490        $      3,258        $       7,748
Cost of goods sold................................              (4,057)             (2,585)              (6,642)
                                                           ------------       -------------       --------------
                                      Gross profit                 433                 673                1,106

Operating expenses:
     Stock-based compensation:
        Administrative (Note B)...................               5,000                 -                  5,542
     Salaries and payroll taxes...................               4,979                 -                  4,979
     Website and internet service.................                 735               3,275                4,910
     Professional fees............................              17,800              17,673               36,973
     Contributed rent (Note B)....................               3,000               3,000                6,500
     Contributed services (Note B)................               6,000                 -                  6,000
     Office.......................................               2,392               1,880                4,272
     Telephone....................................               1,658                 542                2,200
     Travel.......................................                 221               1,959                3,038
     Depreciation.................................                 495                 145                  640
     Other........................................               1,870               1,633                3,585
                                                           ------------       -------------       --------------
                          Total operating expenses              44,150              30,107               78,639
                                                           ------------       -------------       --------------
                                    Operating loss             (43,717)            (29,434)             (77,533)

Interest income...................................               1,938                 767                2,705
Interest expense (Note B).........................                 -                  (825)                (825)
                                                           ------------       -------------       --------------
                      Net loss before income taxes             (41,779)            (29,492)             (75,653)

Income taxes (Note C).............................                 -                   -                    -
                                                           ------------       -------------       --------------

                                          Net loss         $   (41,779)         $  (29,492)       $     (75,653)
                                                           ============       =============       ==============

Basic loss per common share.......................         $     (0.01)         $      *
                                                           ============       =============
Basic weighted average common
     shares outstanding...........................           4,286,533           3,949,067
                                                           ============       =============


 *   Less than $.01 per share


        See accompanying Summary of Significant Accounting Policies and
                         Notes to Financial Statements.

                              POSTERALLEY.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       Statement of Shareholders' Equity
                       ---------------------------------

              July 19, 1999 (inception) through September 30, 2001



                                                             Preferred stock                 Common Stock            Additional
                                                            -----------------         --------------------------      Paid-In
                                                           Shares       Par Value      Shares         Par Value        Capital
                                                        -----------    ----------      -------       -----------    ------------
July 19, 1999, shares issued to founders for
   services related to organizing the Company,
   valued at the fair value of the services
   ($.0001/share) (Note B) ........................          -          $   -         3,600,000       $     360      $    -
July 26, 1999, shares issued to attorney for
   services related to organizing the Company,
   valued at the fair value of the services
   ($.001/share) (Note D) .........................          -              -           182,000              18            164
Office space contributed by an officer (Note B) ...          -              -              -                 -             500
Net loss for the period ended September 30, 1999 ..          -              -              -                 -            -
                                                     ------------      ------------  ------------     ------------   ------------

                        Balance, September 30, 1999          -              -         3,782,000             378            664

June 1, 2000, sale of common stock pursuant to
   a private placement, less offering costs of
   $8,886 ($.25/share) (Note D) ...................          -              -           501,200              50        116,364
Office space contributed by an affiliate (Note B) .          -              -              -                 -           3,000
Net loss for the year ended September 30, 2000 ....          -              -              -                 -            -
                                                     ------------      ------------  ------------     ------------   ------------

                        Balance, September 30, 2000          -              -         4,283,200             428        120,028

June 1, 2001, common stock issued to officer
   in exchange for services ($.50/share) (Note B) .          -              -            10,000               1          4,999
Office space contributed by an affiliate (Note B) .          -              -              -                 -           3,000
Services contributed by an officer (Note B) .......          -              -              -                 -           6,000
Net loss for the year ended September 30, 2001 ....          -              -              -                 -            -
                                                     ------------      ------------  ------------     ------------   ------------

                        Balance, September 30, 2001          -          $   -         4,293,200       $     429      $ 134,027
                                                     ============      ============  ============     ============   ============


                                                          Deficit
                                                        Accumulated
                                                        During the
                                                        Development
                                                           Stage          Total
                                                       --------------  -----------


July 19, 1999, shares issued to founders for
   services related to organizing the Company,
   valued at the fair value of the services
   ($.0001/share) (Note B) ........................    $     -          $     360
July 26, 1999, shares issued to attorney for
   services related to organizing the Company,
   valued at the fair value of the services
   ($.001/share) (Note D) .........................          -                182
Office space contributed by an officer (Note B) ...          -                500
Net loss for the period ended September 30, 1999 ..       (4,382)          (4,382)
                                                       ------------     -----------

                        Balance, September 30, 1999       (4,382)          (3,340)

June 1, 2000, sale of common stock pursuant to
   a private placement, less offering costs of
   $8,886 ($.25/share) (Note D) ...................          -            116,414
Office space contributed by an affiliate (Note B) .          -              3,000
Net loss for the year ended September 30, 2000 ....      (29,492)         (29,492)
                                                       ------------     -----------

                        Balance, September 30, 2000      (33,874)          86,582

June 1, 2001, common stock issued to officer
   in exchange for services ($.50/share) (Note B) .          -              5,000
Office space contributed by an affiliate (Note B) .          -              3,000
Services contributed by an officer (Note B) .......          -              6,000
Net loss for the year ended September 30, 2001 ....      (41,779)         (41,779)
                                                       ------------     -----------

                        Balance, September 30, 2001    $ (75,653)       $  58,803
                                                       ============     ===========


        See accompanying Summary of Significant Accounting Policies and
                         Notes to Financial Statements.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                            ------------------------

                                                                                                             July 19, 1999
                                                                           For The Years Ended                (Inception)
                                                                              September 30,                     Through
                                                                    -------------------------------------     September 30,
                                                                          2001                2000                2001
                                                                    ----------------    -----------------   ----------------
Cash flows from operating activities:
     Net loss......................................................  $  (41,779)         $  (29,492)         $   (75,653)
     Transactions not requiring cash:
        Depreciation...............................................         495                 145                  640
        Common stock issued for services...........................       5,000                -                   5,542
        Office space contributed by an officer (Note B)............        -                   -                     500
        Office space contributed by an affiliate (Note B)..........       3,000               3,000                6,000
        Services contributed by an officer (Note B)................       6,000                -                   6,000
        Changes in operating assets and operating liabilities:
            Inventory..............................................      (1,943)            (21,706)             (28,549)
            Accounts payable and accrued expenses..................         195               2,313                4,008
                                                                     ------------        ------------        ------------
Net cash used in operating activities..............................     (29,032)            (45,740)             (81,512)
                                                                     ------------        ------------        ------------

Cash flows from investing activities:
     Equipment purchases...........................................        -                 (1,486)              (1,486)
                                                                     ------------        ------------        ------------
Net cash used in investing activities..............................        -                 (1,486)              (1,486)
                                                                     ------------        ------------        ------------

Cash flows from financing activities:
     Proceeds from issuance of debt (Note B).......................        -                  4,500               14,500
     Repayment of debt (Note B)....................................        -                (14,500)             (14,500)
     Proceeds from sale of stock (Note D)..........................        -                125,300              125,300
     Payments for offering costs...................................     (20,780)             (8,886)             (29,666)
                                                                     ------------        ------------        ------------
Net cash (used in) provided by financing activities................     (20,780)            106,414               95,634
                                                                     ------------        ------------        ------------

Net change in cash.................................................     (49,812)             59,188               12,636
Cash, beginning of period..........................................      62,448               3,260                 -
                                                                     ------------        ------------        ------------

                                               Cash, end of period   $   12,636          $   62,448          $    12,636
                                                                     ============        ============        ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest...................................................  $     -             $      825          $       825
                                                                     ============        ============        ============
        Income taxes...............................................  $     -             $     -             $      -
                                                                     ============        ============        ============


        See accompanying Summary of Significant Accounting Policies and
                         Notes to Financial Statements.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                   Summary of Significant Accounting Policies
                   ------------------------------------------

Development stage company
-------------------------

Posteralley.com, Inc. (the "Company") is in the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

Use of estimates
----------------

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

Cash equivalents
----------------

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2001.

Inventory
---------

Inventory consists of fine art posters and paintings and is stated at the lower of cost or market. Cost is determined using the specific identification method.

Equipment and depreciation
--------------------------

Equipment is stated at cost and is depreciated over its estimated useful life using the straight-line method.

Upon retirement or disposition of the furniture and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

Deferred offering costs
-----------------------

The Company incurred legal, accounting and printing fees related to the preparation of offering memorandums during the periods presented (see Note D). Costs related to common stock offerings are recorded initially as a deferred asset until the offering is successfully completed, at which time they are recorded as a reduction of gross proceeds in shareholders' equity. If an offering is not successful, the costs are charged to operations at that time.

Year-end
--------

The Company has adopted a fiscal year-end of September 30.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                   Summary of Significant Accounting Policies
                   ------------------------------------------

Website development
-------------------

The Company has adopted EITF 00-2, "Accounting for Website Development costs." This EITF requires that costs of developing a website include the costs of developing services that are offered to visitors (chat rooms, search engines, e-mail, calendars, and so forth), and should be accounted for in accordance with AICPA Statement of Position 98-1 "Accounting For the Costs of Computer Software Developed for Internal Use" (SOP 98-1).

In accordance with the provisions of SOP 98-1 the cost of developing and implementing a Company's Internet website is expensed until the Company has determined that the website will result in future economic benefit and management is committed to funding the project. Any costs incurred during the preliminary project stage such as legal costs associated with the software or website agreements are expensed. Thereafter, all direct external implementation and development costs are capitalized and amortized using the straight-line method over the remaining estimated useful live.

The Company has expensed all internal and external costs incurred to develop its website. As a development stage company, management has determined that there is no assurance that the website will provide substantive service potential to the Company.

Income taxes
------------

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

Revenue recognition
-------------------

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition," the Company recognizes revenue once the inventory is shipped and collectibility is reasonably assured.

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

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                   Summary of Significant Accounting Policies
                   ------------------------------------------

Advertising and marketing costs
-------------------------------

Advertising and marketing costs, including those marketing costs incurred under its marketing agreement with Nicklebys.com, are expensed as incurred. The Company has not incurred any advertising or marketing expenses in connection with the marketing agreement.

Earnings (loss) per share
-------------------------

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

Fair value of financial instruments
-----------------------------------

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Stock-based compensation
------------------------

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The
Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------

Note A: Background
------------------

The Company was incorporated under the laws of Colorado on July 19, 1999. The Company plans to engage in the business of acquiring, marketing, selling, trading and brokering originals and reproductions of fine art posters and paintings via an Internet website. Through May of 2000, the Company's principal activities since inception consisted of organizational matters, the sale and issuance of shares of its $.0001 par value common stock, and the development of its website. Until May 31, 2000, the Company's inventory was limited to posters for sale on consignment. The Company began acquiring its own inventory after June 1, 2000.

Note B: Related party transactions
----------------------------------

An officer contributed office space to the Company from July 19, 1999 (inception) through September 30, 1999. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

An affiliate contributed office space to the Company for the years ended September 30, 2001 and 2000. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

The Company entered into an employment agreement with its president in December 2000. Under the agreement, the president was to receive a salary of $1,500 per month commencing December 1, 2000. After receiving the salary for the first three months of the agreement ($4,500), the president contributed services from March 2001 through June 2001 ($6,000). The Company and its president terminated the agreement on June 30, 2001.

On June 1, 2001, the Company issued 10,000 shares of its common stock to an officer in exchange for services provided to the Company. On the transaction date, the Company's common stock had no reliable market value. The shares were valued at $.50 per share based on the concurrent common stock offering under review with the SEC. Stock-based compensation expense of $5,000 was recognized in the accompanying financial statements for the year ended September 30, 2001.

During the year ended September 30, 2001, two officers paid expenses and purchased inventory on behalf of the Company totaling $4,260 and $3,500, respectively. The Company also owed one officer $375 for expenses paid on behalf of the Company prior to September 30, 2000. During the year ended September 30, 2001, the Company repaid all balances owed to the officers.

On July 27, 1999, two officers made non-interest bearing working capital advances to the Company totaling $10,000. Effective October 31, 1999, the advances were converted to promissory notes. During January and March of 2000, the officers loaned the Company an additional $4,500 in exchange for promissory notes. On May 31, 2000, the Company repaid the notes and related accrued interest totaling $825. Interest expense totaled $-0-, $825, and $825 for the years ended September 30, 2001 and 2000, and for the period from July 19, 1999 (inception) through September 30, 2001, respectively.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------

On July 19, 1999, the Board of Directors approved the issuance of 3,600,000 shares of the Company's $.0001 par value restricted common stock to two officers/directors of the Company in exchange for services related to the organization of the Company. The value of the transaction could not be objectively measured as the services were rendered by related parties. The transaction was recorded at a nominal value of $360 ($.0001 per share) as there was no market price for the Company's common stock on the date of issuance. Stock-based compensation expense of $360 was recognized in the accompanying financial statements during the period ended September 30, 1999.

Note C: Income taxes
--------------------

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:



                                                           September 30,
                                                       ---------------------
                                                         2001         2000
                                                       --------     --------
U.S. federal statutory graduated rate............       15.00%       15.00%
State income tax rate,
   net of federal benefit........................        3.94%        3.94%
Contributed rent.................................       -4.08%       -1.93%
Net operating loss for which no tax
   benefit is currently available................      -14.86%      -17.01%
                                                       --------     --------
                                                         0.00%        0.00%
                                                       ========     ========

At September 30, 2001, deferred taxes consisted of a net tax asset of $12,057, due to operating loss carryforwards of $63,653, which was fully allowed for, in the valuation allowance of $12,057. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2001 and 2000, and from July 19, 1999 (inception) through September 30, 1999 were $6,207, $5,016 and $834, respectively. Net operating loss carryforwards will expire through 2021.

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                          -----------------------------

Note D: Shareholders' equity
----------------------------

Preferred stock
---------------
The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at September 30, 2001.

Common stock
------------
The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") in December of 2000 to offer for sale a minimum of 50,000 common shares and a maximum of 100,000 common shares at $.50 per share (see Note E).

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

Note E: Subsequent events
-------------------------

In December 2000, the Company filed a registration statement with the SEC on Form SB-2. The Form SB-2 was declared effective by the SEC on October 14, 2001 and offered for sale a minimum of 50,000 and a maximum of 100,000 shares of its common stock at $.50 per share. After the Form SB-2 was declared effective, the Company sold 50,000 shares of its common stock for $25,000 and subsequently closed the offering. The Company conducted the offering through its executive officers and directors.