Form 10QSB
period 2001-12-31
POSTERALLEY COM INC
filed 2002-02-22
CIK 1112372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: December 31, 2001             Commission File Number 0-31469
                   -----------------                                    -------



                              POSTERALLEY.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 COLORADO                                84-1509950
       --------------------------------              -------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)



       650 South Cherry Street, Suite 310,
               Denver, Colorado                              80246
       ----------------------------------------            ----------
       (Address of principal executive offices)            (Zip code)


                                 (303) 425-0607
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X        No
                                        -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                               4,343,200
------------------------------                   -------------------------------
          Class                                  Number of shares outstanding at
                                                       February 12, 2002

--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.

FORM 10-QSB
1ST QUARTER
                                      INDEX

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION

     Item 1. Financial Statements

        Condensed balance sheet, December 31, 2001 (unaudited) ............   3
        Condensed statements of operations, three months ended
           December 31, 2001 and 2000 (unaudited), and
           July 19, 1999 (inception) through
           December 31, 2001 (unaudited) ..................................   4
        Condensed statements of cash flows, three months ended
           December 31, 2001 and 2000 (unaudited), and
           July 19, 1999 (inception) through
           December 31, 2001 (unaudited) ..................................   5
        Notes to condensed financial statements (unaudited) ...............   6

     Item 2. Plan of Operation.............................................   8

PART 2 - OTHER INFORMATION

        Item 1.  Legal Information ........................................   9
        Item 2.  Changes in Securities ....................................   9
        Item 3.  Defaults Upon Senior Securities ..........................   9
        Item 4.  Submission of Matters to a Vote of Security Holders ......   9
        Item 5.  Other Information ........................................   9
        Item 6.  Exhibits and Reports on Form 8-K .........................   9

        Signatures ........................................................  10

Part 1.  Item 1.  Financial Information

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                December 31, 2001

                                     Assets
Current assets:
    Cash ........................................................     $  26,413
    Accounts receivable .........................................           285
                                                                      ---------
                                             Total current assets        26,698

Inventory .......................................................        26,370
Equipment, less accumulated depreciation of $269 ................           722
                                                                      ---------

                                                                      $  53,790
                                                                      =========

                      Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities ....................     $   3,031
                                                                      ---------
                                        Total current liabilities         3,031
                                                                      ---------

Shareholders' equity:
     Preferred stock ............................................          --
     Common stock ...............................................           434
     Additional paid-in capital .................................       138,992
     Deficit accumulated during development stage ...............       (88,667)
                                                                      ---------
                                       Total shareholders' equity        50,759
                                                                      ---------

                                                                      $  53,790
                                                                      =========
            See accompanying notes to condensed financial statements

                       POSTERALLEY.COM, INC.
                   (A Development Stage Company)

                      Statements of Operations
                            (Unaudited)


                                                                      July 19,
                                                                       1999
                                          Three Months Ended        (Inception)
                                              December 31,           Through
                                      --------------------------    December 31,
                                          2001           2000          2001
                                      -----------    -----------    -----------

Sales, net ........................   $     4,605    $     4,115    $    12,353
Cost of goods sold ................        (7,978)        (3,345)       (14,620)
                                      -----------    -----------    -----------
                       Gross profit        (3,373)           770         (2,267)

Operating expenses:
     Stock-based compensation .....          --             --            5,542
     Salaries .....................          --            1,500          4,979
     Web site and internet service            180           --            5,090
     Professional fees ............         7,096          1,125         44,069
     Contributed rent (Note B) ....           750            750          7,250
     Contributed services .........          --             --            6,000
     Office .......................           810           --            5,082
     Telephone ....................           529           --            2,729
     Travel .......................           118            117          3,156
     Depreciation .................           124            125            764
     Other ........................           120             39          3,705
                                      -----------    -----------    -----------
           Total operating expenses        (9,727)        (3,656)       (88,366)
                                      -----------    -----------    -----------
                     Operating loss       (13,100)        (2,886)       (90,633)

Interest income ...................            86            787          2,791
Interest expense ..................          --             --             (825)
                                      -----------    -----------    -----------
       Net loss before income taxes       (13,014)        (2,099)       (88,667)

Income taxes (Note C) .............          --             --             --
                                      -----------    -----------    -----------

                           Net loss   $   (13,014)   $    (2,099)   $   (88,667)
                                      ===========    ===========    ===========

Basic loss per common share .......   $      --      $      --
                                      ===========    ===========
Basic weighted average common
  shares outstanding ..............     4,334,867      4,283,200
                                      ===========    ===========

            See accompanying notes to condensed financial statements

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                  July 19,
                                                                                    1999
                                                          Three Months Ended     (Inception)
                                                             December 31,          Through
                                                        ----------------------   December 31,
                                                          2001         2000         2001
                                                        ---------    ---------    ---------

Net cash used in operating activities ...............   $ (11,223)   $   3,769    $ (92,735)
                                                        ---------    ---------    ---------

Cash flows from investing activities:
     Equipment purchases ............................        --           --         (1,486)
                                                        ---------    ---------    ---------
                  Net cash used in
                     investing activities ...........        --           --         (1,486)
                                                        ---------    ---------    ---------

Cash flows from financing activities:
     Working capital advances from officer, net .....        --            325         --
     Proceeds from issuance of debt .................        --           --         14,500
     Repayment of debt ..............................        --           --        (14,500)
     Proceeds from sale of stock ....................      25,000         --        150,300
     Payments for offering costs ....................        --         (4,207)     (29,666)
                                                        ---------    ---------    ---------
                  Net cash provided by (used in)
                       financing activities .........      25,000       (3,882)     120,634
                                                        ---------    ---------    ---------

                                   Net change in cash      13,777         (113)      26,413
Cash, beginning of period ...........................      12,636       62,448         --
                                                        ---------    ---------    ---------

                                  Cash, end of period   $  26,413    $  62,335    $  26,413
                                                        =========    =========    =========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
        Interest ....................................   $    --      $    --      $     825
                                                        =========    =========    =========
        Income taxes ................................   $    --      $    --      $    --
                                                        =========    =========    =========

           See accompanying notes to condensed financial statements

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A: Basis of presentation
        ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its amended Form 10-KSB dated September 30, 2001, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of December 31, 2001, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note B: Related party transactions
        --------------------------

An affiliate contributed office space to the Company for the three months ended December 31, 2001. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

During the three months ended December 31, 2001, an officer paid administrative expenses on behalf of the Company totaling $1,175. The Company repaid the officer prior to December 31, 2001.

Note C: Income taxes
        ------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended December 31, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note D: Shareholders' equity
        --------------------

In December 2000, the Company filed a registration statement with the SEC on Form SB-2 to offer for sale a minimum of 50,000 and a maximum of 100,000 shares of its common stock at $.50 per share. The Form SB-2 was declared effective by the SEC on October 14, 2001. The Company sold 50,000 shares of its common stock for $4,220, net of offering costs, and subsequently closed the offering. The Company conducted the offering through its executive officers and directors.

Following is a schedule of changes in shareholders' equity for the three months ended December 31, 2001:

                                                Common Stock       Additional
                                           ----------------------   Paid-in    Retained
                                            Shares      Amount      Capital     Deficit       Total
                                           ---------   ---------   ---------   ---------    ---------
Balance, October 1, 2001 ...............   4,293,200   $     429   $ 134,027   $ (75,653)   $  58,803
October 2001, sale of common ...........        --          --          --          --           --
   stock, net of offering costs of
   stock in exchange for services,
   $20,780 ($.50/share) ................      50,000           5       4,215        --          4,220
Office space contributed by an
   affiliate ...........................        --          --           750        --            750
Net loss for the three months
   ended December 31, 2001 .............        --          --          --       (13,014)     (13,014)
                                           ---------   ---------   ---------   ---------    ---------
              Balance, December 31, 2001   4,343,200   $     434   $ 138,992   $ (88,667)   $  50,759
                                           =========   =========   =========   =========    =========

Part I. Item 2. Plan of operation
------          -----------------


                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

PLAN OF OPERATION
-----------------

The Company operates a web site at posteralley.com from which it sells antique oil paintings and fine art posters. To date, revenues from paintings and poster sales have been minimal. Over the next twelve months, the Company plans to increase its limited inventory and to increase its marketing efforts through Internet marketing, including enhancing the web site, placing banners on other web sites, and distributing e-mails promoting posteralley.com. The Company's management believes it has sufficient cash to meet its obligations and requirements over the next twelve months. Management has authorized the sale of inventory below cost in order to maintain working capital should the Company experience operating losses that exceed current expectations.

The Company's officers work part-time and are the only employees of the Company at December 31, 2001. The Company does not intend to hire any additional employees in the foreseeable future.

The Company does not intend to make any significant equipment purchases or perform any research and development within the next twelve months.

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

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

Part 2. Other Information
------  -----------------

Item 1 - Legal Information:

               No response required.

Item 2 - Changes in Securities:

               During October 2001, the Company sold 50,000 shares of its common stock for $25,000 ($.50 per share) pursuant to an offering registered with the Securities and Exchange Commission on Form SB-2.

Item 3 - Defaults Upon Senior Securities:

               No response required.

Item 1 - Submission of Matters to a Vote of Security Holders:

               No response required.

Item 5 - Other information:

               No response required.

Item 6 - Exhibits and reports on Form 8-K.

               There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended December 31, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             POSTERALLEY.COM, INC.
                                                 (Registrant)


DATE:  February 12, 2002                     BY: /s/ Scott M. Thornock
       -----------------                         -----------------------
                                                 Scott M. Thornock
                                                 President and Treasurer