Form 10QSB
period 2002-03-31
POSTERALLEY COM INC
filed 2002-05-07
CIK 1112372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 2002                 Commission File Number 0-31469
                   --------------                                        -------



                              POSTERALLEY.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                              84-1509950
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)



  650 South Cherry Street, Suite 310, Denver, Colorado               80246
  ----------------------------------------------------             ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.0001 par value                       4,343,200
------------------------------       -------------------------------------------
           Class                     Number of shares outstanding at May 3, 2002

--------------------------------------------------------------------------------
                     This document is comprised of 10 pages.
--------------------------------------------------------------------------------

FORM 10-QSB
1ST QUARTER

                                      INDEX
                                                                           Page
                                                                           ----
PART 1 - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Condensed balance sheet, March 31, 2002 (unaudited) ...................  3
   Condensed statements of operations, three and six months ended
      March 31, 2002 and 2001 (unaudited), and July 19, 1999 (inception)
      through March 31, 2002 (unaudited) .................................  4
   Condensed statements of cash flows, six months ended March 31,
      2002 and 2001 (unaudited), and July 19, 1999 (inception) through
      March 31, 2002 (unaudited) .........................................  5
   Notes to condensed financial statements (unaudited) ...................  6

   Item 2.  Plan of Operation ............................................  8

PART 2 - OTHER INFORMATION

   Item 1.  Legal Information ............................................  9
   Item 2.  Changes in Securities ........................................  9
   Item 3.  Defaults Upon Senior Securities ..............................  9
   Item 4.  Submission of Matters to a Vote of Security Holders ..........  9
   Item 5.  Other Information ............................................  9
   Item 6.  Exhibits and Reports on Form 8-K .............................  9

   Signatures ............................................................ 10

Part 1.  Item 1.  Financial Statements

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                 March 31, 2002

                                     Assets

Cash .............................................................   $  21,643
Inventory ........................................................      22,551
Equipment, less accumulated depreciation of $888 .................         598
                                                                     ---------

                                                                     $  44,792
                                                                     =========

                              Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable and accrued liabilities .....................   $   1,867
    Indebtedness to related party (Note B) .......................         485
                                                                     ---------
                               Total liabilities .................       2,352
                                                                     ---------

Shareholders' equity:
     Preferred stock .............................................        --
     Common stock ................................................         434
     Additional paid-in capital ..................................     144,242
     Deficit accumulated during development stage ................    (102,236)
                                                                     ---------
                               Total shareholders' equity ........      42,440
                                                                     ---------

                                                                     $  44,792
                                                                     =========


            See accompanying notes to condensed financial statements
                                        3

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                             July 19,
                                                                                                               1999
                                                    Three Months Ended            Six Months Ended          (Inception)
                                                         March 31,                     March 31,              Through
                                                --------------------------    --------------------------     March 31,
                                                  2002            2001           2002           2001            2002
                                                -----------    -----------    -----------    -----------    -----------

Sales, net ..................................   $     1,151    $       191      $ 5,756      $     4,306    $    13,504
Cost of goods sold ..........................        (3,820)          (121)       (11,798)        (3,466)       (18,440)
                                                -----------    -----------    -----------    -----------    -----------
                          Gross profit (loss)        (2,669)            70         (6,042)           840         (4,936)

Operating expenses:
     Stock-based compensation ...............          --             --             --             --            5,542
     Salaries ...............................          --            4,500           --            6,000          4,979
     Web site and internet service ..........           280           --              460           --            5,370
     Professional fees ......................         2,715         11,358          9,811         12,483         46,784
     Contributed rent (Note B) ..............           750            750          1,500          1,500          8,000
     Contributed services ...................         4,500           --            4,500           --           10,500
     Office .................................         1,438            922          2,248            922          6,520
     Telephone ..............................           846            821          1,375            821          3,575
     Travel .................................            42             66            160            183          3,198
     Depreciation ...........................           123            125            247            250            887
     Other ..................................           271            275            391            314          3,976
                                                -----------    -----------    -----------    -----------    -----------
                    Total operating expenses        (10,965)       (18,817)       (20,692)       (22,473)       (99,331)
                                                -----------    -----------    -----------    -----------    -----------
                              Operating loss        (13,634)       (18,747)       (26,734)       (21,633)      (104,267)

Interest income .............................            65            655            151          1,442          2,856
Interest expense ............................          --             --             --             --             (825)
                                                -----------    -----------    -----------    -----------    -----------
                Net loss before income taxes        (13,569)       (18,092)       (26,583)       (20,191)      (102,236)

Income taxes (Note C) .......................          --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------

                                    Net loss    $   (13,569)   $   (18,092)   $   (26,583)   $   (20,191)   $  (102,236)
                                                ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per common share .....   $    (0.00)    $     (0.00)   $     (0.01)   $     (0.00)
                                                ===========    ===========    ===========    ===========
Basic and diluted weighted average
     common shares outstanding ..............     4,343,200      4,283,200      4,339,034      4,283,200
                                                ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements
                                        4


                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                 July 19,
                                                                                                   1999
                                                                          Six Months Ended      (Inception)
                                                                              March 31,           Through
                                                                       ----------------------    March 31,
                                                                         2002         2001         2002
                                                                       ---------    ---------    ---------

Net cash used in operating activities ..............................   $ (15,993)   $ (18,939)   $ (97,505)
                                                                       ---------    ---------    ---------

Cash flows from investing activities:
     Equipment purchases ...........................................        --           --         (1,486)
                                                                       ---------    ---------    ---------
                  Net cash used in
                     investing activities ..........................        --           --         (1,486)
                                                                       ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of debt ................................        --           --         14,500
     Repayment of debt .............................................        --           --        (14,500)
     Proceeds from sale of stock ...................................      25,000         --        150,300
     Payments for offering costs ...................................        --         (4,207)     (29,666)
                                                                       ---------    ---------    ---------
                  Net cash provided by (used in)
                     financing activities ..........................      25,000       (4,207)     120,634
                                                                       ---------    ---------    ---------

                                                  Net change in cash       9,007      (23,146)      21,643
Cash, beginning of period ..........................................      12,636       62,448         --
                                                                       ---------    ---------    ---------

                                                 Cash, end of period   $  21,643    $  39,302    $  21,643
                                                                       =========    =========    =========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
        Interest ...................................................   $    --      $    --      $     825
                                                                       =========    =========    =========
        Income taxes ...............................................   $    --      $    --      $    --
                                                                       =========    =========    =========

            See accompanying notes to condensed financial statements
                                        5

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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2002, the Company has devoted its efforts to financial planning, raising capital and developing markets as well as selling minimal amounts of inventory.

Financial data presented herein are unaudited.

Note B: Related party transactions
        --------------------------

An affiliate contributed office space to the Company for the six months ended March 31, 2002. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

Officers contributed time and effort to the Company valued at $4,500 for the six months ended March 31, 2002. The time and effort was valued by the officers at $50 per hour based on the level of services performed and is included in the accompanying unaudited, condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

During the three and six months ended March 31, 2002, an officer paid administrative expenses on behalf of the Company totaling $2,310 and $3,485, respectively. As of March 31, 2002, the Company owed the officer $485 for expenses paid on behalf of the Company. The $485 balance owed the officer is included in the accompanying condensed financial statements as indebtedness to related party. The Company repaid the officer in April 2002.

Note C: Income taxes
        ------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended March 31, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

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

Following is a schedule of changes in shareholders' equity for the six months ended March 31, 2002:

                                                                                     Deficit
                                                                                   Accumulated
                                                 Common Stock         Additional     During
                                          -----------------------      Paid-in     Development
                                            Shares     Amount          Capital        Stage        Total
                                          ---------     ---------     ---------     ---------    ---------
Balance, October 1, 2001 ..............   4,293,200     $     429     $ 134,027     $ (75,653)   $  58,803
October 2001, sale of common ..........        --            --            --            --           --
   stock, net of offering costs of
   stock in exchange for services,
   $20,780 ($.50/share) ...............      50,000             5         4,215          --          4,220
Office space contributed by an
   affiliate ..........................        --            --           1,500          --          1,500
Services contributed by officers ......        --            --           4,500          --          4,500
Net loss for the six months
   ended March 31, 2002 ...............        --            --            --         (26,583)     (26,583)
                                          ---------     ---------     ---------     ---------    ---------
                Balance, March 31, 2002   4,343,200     $     434     $ 144,242     $(102,236)   $  42,440
                                          =========     =========     =========     =========    =========

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)


Part I.  Item 2.  Plan of operation
-------           -----------------


PLAN OF OPERATION
-----------------
The Company operates a web site at posteralley.com from which it sells antique oil paintings and fine art posters. To date, revenues from paintings and poster sales have been minimal. Over the next twelve months, the Company plans to increase its limited inventory and to increase its marketing efforts through Internet marketing, including enhancing the web site, placing banners on other web sites, and distributing e-mails promoting posteralley.com. The Company's management believes it has sufficient cash to meet its obligations and requirements over the next twelve months. Management has authorized the sale of inventory below cost in order to maintain working capital.

The Company's officers work part-time and are the only employees of the Company at March 31, 2002. The Company does not intend to hire any additional employees in the foreseeable future.

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

                              POSTERALLEY.COM, INC.
                          (A Development Stage Company)

Part 2.  Other Information
-------  -----------------

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

Item 6 - Exhibits and reports on Form 8-K.

               There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended March 31, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          POSTERALLEY.COM, INC.
                                             (Registrant)


DATE:  May 3, 2002                      BY: /s/ Scott M. Thornock
       -----------                          ------------------------
                                            Scott M. Thornock
                                            President and Treasurer