Form 10QSB
period 2002-06-30
POSTERALLEY COM INC
filed 2002-08-21
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-31469
(Commission file number)

Medical International Technology, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado
(State or other jurisdiction
of incorporation or organization)

84-1509950
(IRS Employer
Identification No.)

2281 Guenette
Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9
(Address of principal executive offices)

(514) 339-9355
(Issuer's telephone number)

Posteralley.com, Inc.
650 South Cherry Street, Suite 310
Denver, Colorado 80246
(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2002 - 18,216,800 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Medical International Technology, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed balance Sheet, June 30, 2002, unaudited	3

	Condensed statements of operations,
	three and nine months ended June 30, 2002 and 2001 (unaudited),
	and July 19, 1999 (inception) through June 30, 2002 (unaudited)	4

	Condensed statements of cash flows,
	nine months ended June 30, 2002 and 2001 (unaudited),
	and July 19, 1999 (inception) through June 30, 2002 (unaudited)	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Medical International Technology
(Formerly Posteralley.com, Inc.)
(A Development Stage Company)

Condensed Balance Sheet
(Unaudited)

June 30, 2002

	Assets

Total Assets		$ -

	Liabilities and Shareholders' Deficit

Liabilities:
Accounts payable and accrued liabilities		$ 1,500

Total Liabilities		$ 1,500

Shareholders' Deficit

Preferred stock		-
Common stock		1,822
Additional paid-in capital		148,104
Deficit accumulated during the development stage		(151,426)

Total Shareholders' Deficit		(1,500)

Total Liabilities and Shareholders' Deficit		$ -

The accompanying notes are an integral part of the condensed financial statements.

Medical International Technology
(Formerly Posteralley.com, Inc.)
(A Development Stage Company)

Statements of Operations
(Unaudited)

					July 19, 1999
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Sales, net	$10,980	$-	$16,736	$4,306	$24,484
Cost of goods sold	(27,551)	-	(39,349)	(3,466)	(45,991)
Gross profit (loss)	(16,571)	-	(22,613)	840	(21,507)

Operating expenses:
Stock-based compensation	-	5,000	-	5,000	5,542
Salaries	-	4,500	-	10,500	4,979
Web site and Internet service	-	-	460	-	5,370
Professional fees	22,659	869	32,470	13,352	69,443
Contributed rent (Note B)	750	750	2,250	2,250	8,750
Contributed services	4,500	-	9,000	-	15,000
Office	3,691	-	5,939	-	10,211
Telephone	409	-	1,784	-	3,984
Travel	-	106	160	289	3,198
Depreciation	124	121	371	371	1,011
Loss on disposal of assets	425	-	425	-	425
Other	74	1,648	465	3,705	4,050
Total operating expenses	(32,632)	(12,994)	(53,324)	(35,467)	(131,963)
Operating loss	(49,203)	(12,994)	(75,937)	(34,627)	(153,470)

Interest income	13	332	164	1,774	2,869
Interest expense	-	-	-	-	(825)
Net loss before income taxes	(49,190)	(12,662)	(75,773)	(32,853)	(151,426)

Income taxes (Note C)	-	-	-	-	-

Net loss	$ (49,190)	$ (12,662)	$ (75,773)	$ (32,853)	$ (151,426)

Basic and diluted loss per common share	$ (0.01)	$ -	$ (0.01)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	7,434,667	4,286,533	5,888,933	4,284,311

The accompanying notes are an integral part of the condensed financial statements.

Medical International Technology
(Formerly Posteralley.com, Inc.)
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

				July 19, 1999
				(Inception)
		Nine Months Ended		Through
		June 30, 2002	June 30, 2001	June 30, 2002

Net cash used in operating activities		$(37,636)	$(27,404)	$ (119,898)

Cash flows from investing activities:
Equipment purchases		-	-	(1,486)
	Net cash used in investing activities	-	-	(1,486)

Cash flows from financing activities:
Proceeds from issuance of debt		-	-	14,500
Repayment of debt		-	-	(14,500)
Proceeds from sale of stock		25,000	-	151,050
Payments for offering costs		-	(10,827)	(29,666)
Net cash provided by (used in) financing activities		25,750	(10,827)	121,384

	Net change in cash	(12,636)	(38,231)	-
Cash, beginning of period		12,636	62,448	-

	Cash, end of period	$ -	$ 24,217	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest		$ -	$ -	$ 825
Income taxes		$ -	$ -	$ -

The accompanying notes are an integral part of the condensed financial statements

Medical International Technology
(Formerly Posteralley.com, Inc.)
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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”. From inception through June 19, 2002, the Company devoted its efforts to financial planning, raising capital and developing markets as well as selling minimal amounts of inventory. On June 20, 2002, the Company sold 7.5 million shares of its common stock, which resulted in a change of control of the Company (see Note E).

Financial data presented herein are unaudited.

Note B: Related party transactions

An affiliate contributed office space to the Company for the nine months ended June 30, 2002. The office space was valued at $250 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

Officers contributed time and effort to the Company valued at $9,000 for the nine months ended June 30, 2002. The time and effort was valued by the officers at $50 per hour based on the level of services performed and is included in the accompanying unaudited, condensed financial statements as contributed services with a corresponding credit to additional paid-in capital.

During the three and nine months ended June 30, 2002, an officer paid administrative expenses on behalf of the Company totaling $7,009 and $10,494, respectively. All amounts owed to the officer were repaid prior to June 30, 2002.

Note C: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the nine months ended June 30, 2002 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Medical International Technology
(Formerly Posteralley.com, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
(Unaudited)

Note D: Shareholders' deficit

Following is a schedule of changes in shareholders’ deficit for the nine months ended June 30, 2002:

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, October 1, 2001	4,293,200	$429	$ 134,027	$(75,653)	$58,803
October 2001, sale of common stock, net
of offering costs of stock in exchange
for services, $20,780 ($.50/share)	50,000	5	4,215	-	4,220
April 2002, cancellation of
outstanding common stock	(1,353,200)	(135)	135	-	-
April 2002, 9:1 stock dividend declared	26,910,000	2,691	(2,691)	-	-
April 2002, cancellation of
outstanding common stock	(24,388,000)	(2,439)	2,439	-	-
June 2002, exchange of common stock
($.0001/share)	7,500,000	750	(750)	-	-
June 2002, 4:1 stock dividend declared	5,204,800	521	(521)	-	-
Office space contributed by an affiliate	-	-	2,250	-	2,250
Services contributed by officers	-	-	9,000	-	9,000
Net loss for the nine months
ended June 30, 2002	-	-	-	(75,773)	(75,773)
Balance June 30, 2002	18,216,800	$ 1,822	$ 148,104	$ (151,426)	$ (1,500)

In December 2000, the Company filed a registration statement with the SEC on Form SB-2 to offer for sale a minimum of 50,000 and a maximum of 100,000 shares of its common stock at $.50 per share. The Form SB-2 was declared effective by the SEC on October 14, 2001. The Company sold 50,000 shares of its common stock for $4,220, net of offering costs, and subsequently closed the offering. The Company conducted the offering through its executive officers and directors. On April 17, 2002, the Company cancelled 1,353,200 shares of its outstanding common shares held by officers of the Company. Following the cancellation, the Company declared a 9:1 stock dividend for shareholders of the remaining 2,990,000 outstanding common shares. Following the stock dividend, the Company had 29,900,000 common shares outstanding.

Following the 9:1 stock dividend, the Company cancelled an additional 24,388,000 outstanding common shares held by the Company’s officers and attorney. After the cancellation, the Company had 5,512,000 common shares outstanding.

Medical International Technology
(Formerly Posteralley.com, Inc.)
(A Development Stage Company)

Notes to Condensed Financial Statements
(Unaudited)

Note D: Shareholders' deficit (continuation)

On June 20, 2002, the Company exchanged 7.5 million shares of its common stock for all of the issued and outstanding common shares of 4063732 Canada, Inc. ("4063732 Canada"). The sale resulted in a change of control of the Company (see Note E).

On June 25, 2002, the Company declared a .4:1 stock dividend for shareholders of the 13,012,000 outstanding common shares. The stock dividend resulted in the issuance of an additional 5,204,800 common shares. Following the .4:1 stock dividend, the Company had 18,216,800 common shares outstanding.

Note E: Change in control

On June 20, 2002, the Company exchanged 7.5 million shares of its common stock for all of the issued and outstanding common shares of 4063732 Canada. The transaction resulted in a change of control of the Company. Following the stock exchange, 4063732 Canada became a wholly-owned subsidiary of the Company and the majority shareholder of the Company.

4063732 Canada was formed to facilitate a Plan of Reorganization between the Company and Medical International Technology, Inc. – Canada (“MIT-Canada”). 4063732 Canada has no operations and its only transaction is the stock exchange with the Company.

4063732 Canada intends to acquire 100 percent of the issued and outstanding common stock of MIT-Canada pursuant to a formal Plan of Reorganization and Acquisition (the “Plan”) yet to be finalized. In anticipation of the closing of the Plan, the Company changed its name from Posteralley.com, Inc. to Medical International Technology, Inc. MIT-Canada is based in Montreal, Canada and specializes in the research, development, marketing, and sale of a needle-free jet injector designed for humans and animals.

Medical International Technology

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement includes projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Nine-Months Ended June 30, 2001

The net operating loss of $34,627 is primarily comprised of professional fees $13,352, salaries of $10,500, and stock-based compensation of $5,000.

Results of Operations for the Nine-Months Ended June 30, 2002

The majority of the operating loss of $75,937 is comprised of professional fees of $32,470, contributed services of $9,000, and office expenses of $5,939. The net loss is also significantly comprised of $39,349 for cost of goods sold, resulting in a gross deficit from sales of $22,613 from net sales of $16,736.

Liquidity and Capital Resources

For the Nine-Months ended June 30, 2001.

During the nine-month period ended June 30, 2001, the Company’s cash position decreased by $38,231. The Company used $27,404 in its operations and $10,827 in financing activities.

For the Nine-Months ended June 30, 2002.

During the nine-month period ended June 30, 2002, the Company’s cash position decreased by $12,636. The Company used $37,636 in its operations and received $25,000 from financing activities.

Management Plan of Operations

Medical International Technology, Inc. (formerly Posteralley.com, Inc.) has received minimal revenues from sales since its inception. The company has maintained operations primarily through equity and debt financing. Officers of the company have been working part-time and are the only employees of the company. The company did not plan or hire any additional employees during this reporting period and has no plans to hire additional employees in the foreseeable future. During this reporting period, with the intent of maintaining working capital, management has authorized the sale of inventory below cost.

In the interest of benefit to the company and the shareholders of the company, on June 27, 2002 the company (i.e., Posteralley.com, Inc. at the time) entered into a "Letter of Intent Regarding a Plan of Reorganization and Acquisition with Medical international Technology, Inc. As part of the agreement, the company changed its name of from Poseralley.com, Inc. to Medical International Technology, Inc.

Medical International Technology, Inc. is based in Montreal, Canada; specializing in the research, development, marketing and sale of a needle-free jet injector designed for humans and animals.

Management's current Plan of Operations is to bring to closure the terms and conditions of Reorganization and Acquisition regarding Medical International Technology. As closure is achieved, management will work to establish the organization and infrastructure necessary for implementation and exploitation of the Medical International Technology, Inc. business plans.

Medical International Technology

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

On June 20, 2002, the Company exchanged 7.5 million shares of its common stock for all outstanding shares of 4063732 Canada, Inc. The exchange was made between the issuer and a wholly owned entity in an exempt non-public and exchange. The transaction was in reliance on section 4(2) of the Securities Act of 1933 and any other available exemptions from registration.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Medical International Technology includes herewith the following exhibit.

99.1	Certification of Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

Report on Form 8-K, Posteralley.com, Inc., filed on July 17, 2002
1)	changes in control of registrant
2)	other events and regulation FD disclosure
3)	financial statements and exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medical Technologies International, Inc.

By: /s/ Karim Menassa, President
Karim Menassa, President

Date: August 15, 2002