Form 10KSB
period 2002-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2003-01-22
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-31469

Medical International Technology, Inc.
(Exact name of small business issuer as specified in its charter)

2281 Guenette, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9
(514) 339-9355
Address of Principal Executive Offices

Colorado
(State of incorporation)

84-1509950
(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $16,668

The number of shares outstanding of the Registrant's common stock as of September 30, 2002 was 18,216,800

Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

Medical International Technology, Inc.

Table of Contents

Description of Business	3
Description of Property	5
Legal Proceedings	5
Submission of Matters to a Vote of Security Holders	5
Market for Common Equity and Related Stockholder Matters	5
Management's Discussion and Analysis or Plan of Operations	6
Financial Statements	9
Changes In / Disagreements with Accountants Disclosure	23
Directors, Executive Officers, Promoters and Control Persons	23
Executive Compensation	23
Security Ownership of Certain Beneficial Owners and Management	25
Certain Relationships and Related Transactions	25
Index to Exhibits and Reports	26
Signatures	27

II

Medical International Technology, Inc.

Description of Business

General

Medical International Technology, Inc. was incorporated in the State of Colorado on July 19, 1999. The company has one wholly owned subsidiary, 4063732 Canada, Inc., a numbered Canadian company, acquired in June of 2002. Medical International Technology, Inc. has authorized 30,000,000 shares of common stock, par value$.0001 and 3,000,000 shares of Preferred stock, par value $.001. At September 30, 2002; 18,216,800 shares of common stock were issued and outstanding; No Preferred shares have been issued.

Medical International Technology, Inc.'s common stock is traded on the NASD's Over-The-Counter Bulletin Board exchange under the symbol "MDIR".

The Company has a September 30th fiscal year end.

Description of Business

Medical International Technology, Inc. is based in Montreal, Canada; specializing in the research, development, marketing and sale of needle-free jet injector products designed for humans and animals. Needle-free jet injector technology and products provide advantages over traditional needle injection techniques and products, including; efficiency, handling security, biological waste elimination, and patient stress reduction.

Medical International Technology, Inc. will be engaged in the business of research, development, marketing and sales of needle-free jet injector technology and products for humans and animals, for single and mass injections. Medical International Technology's intends to concentrate its activities in the medical and para-medical sectors, in particular, in the field of instrumentation. The company's strategy is to ensure an efficient and effective start-up of its operations. And, to build a good order agenda for its different products and establish strategic alliances with different pharmaceutical companies and manufacturers to ensure a good distribution channels for its products.

The benefits of needle-free injection compared to needle injection, in particular with respect to the features of Medical International Technology products, can be summarized as follows:

(1) Less tissue damage and less painful;
(2) Simple, fast and effective;
(3) Easy to use;
(4) Precise, reliable and safe;
(5) Good absorption of liquids;
(6) Prevents stress from traditional needle syringes and infections from contaminated needles;
(7) Friendly to the environment (No biological waste);
(8) Affordable and economical;
(9) Efficient use of medication used.

Medical International Technology, Inc.

Description of Business (continuation)

Target Products and Market

Animal Sector:

The first product that Medical International Technology, Inc. intends to market is the AGRO-JET. The AGRO-JET is a high performance, semi-automatic needle-free injector intended for the general use of the livestock market. The AGRO-JET is intended to meet the initial market targeted: piglets. Piglets is one of the largest markets in the animal sector, because these animals require a large number of injections during their growth.

MED-JET "gun-type" is a product intended to be marketed in the very short term for other animal markets and for which, like the ARGO-JET, there is a substantial potential for use in cattle, poultry, horse, sheep and other livestock. PRO-JET "pen-type" will also be applicable for smaller animals or certain specialized types of livestock. This product will be adapted to the animal market over the longer term.

Human Sector:

PRO-JET is a variation of the MED-JET products, in "pen-form", and intended for use in the human sector. The main customers targeted will be hospitals, clinics and individuals who must inject medications at home (diabetics and others). Needle-free injection technology, for humans even more than for animals, allows for painless injections and reduces the damage to skin and tissues, especially for people who must inject themselves frequently, such as:

(1) Diabetics
(2) Allergy Injections
(3) Vitamins Injections
(4) Growth Hormone Injections
(5) Antibiotics Injections
(6) Birth Control or Impotence Injections
(7) Vaccines for Children
(8) Antidote Vaccines for bee stings or snake bites, for example
(9) Other neuroplegics

Medical International Technology, Inc. intends to target the diabetics market first. The market potential in this sector is extremely large because there are many diabetics throughout the world and many must inject insulin daily. A secondary market for later consideration will be the allergy market. The allergy market includes a similar potential, as the number of individuals affected is quite large, as are the variety of allergies that may be involved.

Employees

Currently, the company has two employees, the President and Chief Executive Officer of the company, and the Secretary of the company. The current employees are officers and directors of the company. As operations are expanded additional employees will be required.

Medical International Technology, Inc.

Description of Property

Medical International Technology, Inc. currently leases its office under an operating lease that expires in October 31, 2005. The Company also leases its telephone system under an operating lease that expires on April 30, 2005. These offices are a 3,500 square foot industrial facility in Montreal Canada. Facilities include various machine tools and test systems for prototyping and light production.

Legal Proceedings

No legal proceedings were initiated or served upon the company in the fiscal year ending September 30, 2002.

Submission of Matters to a Vote of Security Holders

None in the fiscal year ending September 30, 2002.

Market for Common Equity and Related Stockholder Matters

Market Information

Medical International Technology, Inc. common stock is listed on the NASD Over-The-Counter Bulletin Board under the symbol "MDIR" and prior to June 2, 2002 under the symbol “PALY”. The first available quotes on the NASD Over-The-Counter Bulletin Board appeared at the end of the 1st quarter of 2002. The price quotes on the NASD Over-The-Counter Bulletin Board on January 17, 2003 is a High bid of $0.38 and a Low bid of $0.27. The quotations provided are for the over the counter market which reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

	High	Low
Period Ending	Bid	Bid

June 30, 2002	$1.25	$1.08
September 30, 2002	$1.00	$0.90

December 31, 2002	$0.41	$0.40

Holders

Medical International Technology had 18,216,800 shares of common stock issued and outstanding as of September 30, 2002, which were held by approximately 67 shareholders. 10,500,000 shares are held by our wholly owned subsidiary 4063732 Canada, Inc.

Recent Issuance of Securities

On June 20, 2002, the Company exchanged 7.5 million shares of its common stock for all outstanding shares of 4063732 Canada, Inc. The exchange was made between the issuer and a wholly owned entity in an exempt non-public exchange. The transaction was in reliance on section 4(2) of the Securities Act of 1933 and any other available exemptions from registration.

On June 27, 2002, we announced our entry into a "Letter of Intent Regarding Plan of Reorganization and Acquisition (the "Agreement") with Medical International Technology, Inc., incorporated under the laws of Canada.

Medical International Technology, Inc. (Canada), specializes in the research, development, marketing and sale of a needle-free jet injector designed for humans and animals, for single and mass injections.

Medical International Technology, Inc.

As part of the Agreement, we agreed to change our name from Posteralley.com, Inc. to Medical International Technology, Inc., and change the OTCBB symbol under which our common stock trades.

In connection with the reorganization, we (i) cancelled an aggregate of 24,388,000 shares of our common stock, representing approximately 81.6% of our 29,900,000 shares of common stock outstanding, leaving 5,512,000 shares of common stock outstanding, and (ii) issued 7,500,000 newly issued restricted shares of common stock in exchange for all the issued and outstanding shares of 4063732 Canada, Inc., a numbered Canadian company. We also effected a .4:1 stock dividend to shareholder of record on June 25, 2002; having had 13,012,000 shares of common stock outstanding immediately prior to the stock dividend and 18,216,800 shares of common stock outstanding immediately following the stock dividend, of which 10,500,000 restricted shares of common stock owned by 4063732 Canada, Inc.

On September 13, 2002, our Board of Directors through our wholly owned subsidiary, 4063732 Canada and president, approved and executed an Asset Purchase and Sale Agreement (completed September 18, 2002) with Medical International Technology, Inc., a corporation incorporated under the laws of Canada, having its head office at 2281 Guenette Street, St. Laurent, Quebec, H4R 2E9, Canada. In consideration for the purchase and sale of the Intellectual Property Rights and the Equipment of Medical International Technology, Inc., Canada; 4063732 Canada, Inc. issued one thousand (1,000) Class E Preferred Shares of its capital to Medical International Technology, Inc., Canada.

These Class E shares have no voting rights, and are redeemable at the discretion of the holder at the price equal to the consideration received. It is management belief that the price of the shares issued is equal to the historical cost basis of the assets transferred less the liabilities assumed as reflected in the financial statements included herein. The company presently does not have any other outstanding options, warrants or securities convertible into common stock.

Dividend Policy

Medical International Technology, Inc. has not paid a cash dividend on its common stock in the past 12 months. The company does not anticipate paying any cash dividends on its common stock in the next 12 month period. Management anticipates that earnings, if any, will be retained to fund the company's working capital needs and the expansion of its business. The payment of any dividends is at the discretion of the Board of Directors.

Medical International Technology, Inc. effected a .4:1 stock dividend to shareholder of record on June 25, 2002; having had 13,012,000 shares of common stock outstanding immediately prior to the stock dividend and 18,216,800 shares of common stock outstanding immediately following the stock dividend, of which 10,500,000 restricted shares of common stock owned by 4063732 Canada, Inc.

Management's Discussion and Analysis or Plan of Operations

Overview

Medical International Technology, Inc. (formerly Posteralley.com, Inc.) has received minimal revenues from sales since its inception. The company has maintained operations primarily through equity and debt financing. Officers of the company are currently two of the eight employees of the company. The company plans to hire additional employees as labor demands increase resultant from developing sales activities. Products are currently developed, assembled and shipped from our facility. Component manufacturing is subcontracted to various suppliers and machine shops.

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

Management is currently working to establish the organization and infrastructure necessary for the full implementation and exploitation of the Medical International Technology, Inc. business plans.

On September 24, 2002, Medical International Technology, Inc. entered into several 3 year distributing agreements with WLT Distributors Inc. (WLT) under which the Company will sell its products to WLT for resale. Under the terms of the agreement, WLT is required to make an advance payment equal to 30% of the price of the products ordered prior to their shipment. These agreements cover each of the Canadian provinces and the state of Montana in the USA. The agreements contain minimum sales quotas to be met by WTL in each region and confer a level of distribution exclusivity within those regions to WTL.

Distribution agreements are being sought worldwide for the company’s products.

Medical International Technology, Inc. currently intends to acquire funding for the expansion of business operations through the sale of its common stock in a private placement offering. Final terms and conditions of the intended offering are to be determined for the offering intended to be conducted and completed in the fiscal year 2003. Use of proceeds from the offering are expected to be used for executive salaries, marketing and sales, equipment purchases, research and development, as well as other uses to be determined.

Financial Condition and Results of Operations

For financial reporting purposes, the acquisition of assets by our wholly owned subsidiary was treated as a reverse acquisition whereby 3567940 Canada, Inc.’s operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at the Acquiree’s historical cost because before the reverse acquisition, the Company had nominal assets, liabilities and operations.

During the fiscal year ending September 30, 2002 the Company was in the process of bringing to closure the terms and conditions of Reorganization and Acquisition regarding Medical International Technology. As closure is being achieved, the Company worked to establish the organization and infrastructure necessary to implement and exploit business plans for the sale, marketing and distribution of Medical International Technology, Inc. products. A component of the process of implementing the business plan is the acquisition of appropriate funding. During this fiscal period, the Company experienced a net loss of $521,848, primarily comprised of selling, general and administrative expenses of $369,859 and research and development costs of $145,658. For the prior fiscal year 2001, the Company experienced a net loss of $158,413, where selling, general and administrative expenses totaled $101,868 and research and development costs were $58,350.

Liquidity and Capital Resources

During the fiscal year ending September 30, 2002 the Company received $206,675 gross proceeds from private offerings of common stock. Including other financing activities, the net cash received totaled $229, 371. $554,658 was used in operating activities and $19,904 was used in investing activities. Exchange rates on cash provided $9,193. The resultant overall net decrease in cash and cash equivalents was $335,998; where the beginning balance for the fiscal period was $377,102, the resultant balance for the period was $41,104.

For the prior fiscal year 2001, the resultant balance for the period was $377,102; primarily due to proceeds of $487,500 received through proceeds from private offerings.

Medical International Technology, Inc. has begun to receive cash payments pursuant to the distribution agreements with WLT and expects that revenues from sales will meet its liquidity requirements for the next 12 month period at its current level of operations. Expanded operations are expected to require additional capital from an intended future offering of equity. The company may also pursue other methods of financing for expanded operations as appropriate.

Medical International Technology, Inc.

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of the company’s products.

This annual report may contain both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

Modern MFG Services, Inc.

Consolidated Financial Statements

Contents
Page
Independent Auditor's Report	10
Financial Statements
Consolidated Balance Sheets	11-12
Consolidated Statements of Operations	13
Consolidated Statements of Comprehensive Loss	14
Consolidated Statements of Stockholders’ Equity	15
Consolidated Statements of Cash Flows	16
Notes to Financial Statements	17-22

Independent Auditor's Report

Board of Directors
Medical International Technology, Inc.
Montreal, Quebec

I have audited the accompanying consolidated balance sheet of Medical International Technology, Inc. as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for the two years ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. as of September 30, 2002, and the results of its operations, and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

Jonathon P. Reuben,
Certified Public Accountant
Torrance, California
January 16, 2003

MEDICAL INTERNATIONAL TECHNOLOGY
(Formerly Posteralley.com, Inc.)
CONSOLIDATED BALANCE SHEET

September 30,
2002
Assets

Current Assets
Cash and cash equivalents	$41,104
Accounts receivable	4,505
Inventories	15,193
Receivable from related parties	39,494
Research credit receivable	159,966
Other receivables	16,955
Prepaid expenses	11,758

Total Current Assets	288,975

Property and Equipment
Tooling and machinery	174,931
Furniture and office equipment	48,710
Leasehold improvements	19,001
242,642
Less accumulated depreciation	(27,112)
251,530

Intangible Assets
Patents (net accumulated amortization of $167)	2,088

Total Assets	$ 506,593

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
(Formerly Posteralley.com, Inc.)
CONSOLIDATED BALANCE SHEETS

September 30,
2002
Liabilities and Stockholder's Equity

Current Liabilities

Unearned income	$43,800
Professional fees payable	36,978
Accounts payable - other	60,733
Accrued expenses	12,842
Loans payable - related parties	77,540
Current portion of long-term debt	13,228

Total Current Liabilities	245,121

Long-term debt	247,573

Total Liabilities	492,694

Redeemable Class E Stock (Note 4)	-

Stockholder's Equity

Common Stock, $.0001 par value; 33,000,000 shares
authorized; issued and outstanding 18,216,800 shares
as of September 30, 2002	1,822
Additional paid-in capital	692,353
Retained deficit	(680,261)
Other comprehensive income (loss)	(15)

Total Stockholder's Equity	13,899

Total Liabilities and Stockholder's Equity	$ 506,593

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
(Formerly Posteralley.com, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	September 30,
	2002	2001

Sales	$ 33,011	$13,725
Cost of sales	(16,343)	(11,343)
Gross profit	16,668	2,382

Research and development costs	(145,658)	(58,350)
Selling, general, and administrative expenses	(369,859)	(101,868)

Net Income (loss) from operations	(498,849)	(157,836)

Other income (expense)
Interest income	3,157	442
Interest expense	(26,156)	(1,019)

Net loss	$ (521,848)	$ (158,413)

Basic (Loss) Per Share	$ (0.03)	$ (0.01)

Basic weighted average shares outstanding	18,105,081	18,030,188

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
(Formerly Posteralley.com, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
	September 30,
	2002	2001

Net Income	$ (521,848)	$(158,413)

Other comprehensive income (loss)
Foreign currency translation adjustment	7.886	(7,901)

Net comprehensive loss	$ (513,962)	$ (166,314)

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
	(Formerly Posteralley.com, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balance - September 30, 2001 - Unadjusted	6,010,480	$601	$133,855	$(41,779)
Adjustment to give effect to recapitalization
on June 24, 2002	11,552,289	1,155	(135,613)	41,779
Shares issued for cash	467,419	47	487,453
Net loss for the year ended September 30, 2001	-	-	-	(158,413)
Balance - September 30, 2001 - Restated	18,030,188	1,803	485,695	(158,413)
Shares issued for cash	87,086	9	117,582	-
Shares issued for services	99,526	10	89,076	-
Net loss for the year ended September 30, 2002	-	-	-	(521,848)

Balance - September 30, 2002	18,216,800	1.822	692.353	(680,261)

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
(Formerly Posteralley.com, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2002	2001
Cash Flows from Operating Activities
Net Loss	$(521,848)	$(158,413)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization expense	25,913	1,520
Proceeds on sales of products in production	43,800
(Increase) Decrease in Assets
(Increase) decrease in accounts receivable	(4,568)	(1,184)
(Increase) decrease in receivable from taxing authorities	(156,829)	(17,830)
(Increase) decrease in inventories	(15,262)
(Increase) decrease in prepaid expenses	(9,221)	(2,641)
Increase (Decrease) in Liabilities
Increase (decrease) in accounts payable and accrued expenses	83,357	25,997
Net cash used in operating activities	(554,658)	(152,551)
Cash Flows from Investing Activities
Equipment acquisition	(19,904)	(91,426)
Net cash provided (used) in investing activities	(19,904)	(91,426)
Cash Flows from Financing Activities
Gross proceeds from private offering	206,675	487,500
Advances from related parties	72,285	110,131
Reduction in amounts due to related parties	(19,087)
Advances to related parties - other	(17,220)	(33,937)
Proceeds from small business loan	-	67,746
Principal reduction on small business loan	(13,282)	(1,129)
Net cash provided by financing activities	229,371	630,311
Effect of exchange rates on cash	9,193	(9,232)
Net Increase (Decrease) in Cash and Cash Equivalents	(335,998)	377,102
Beginning Balance - Cash and Cash Equivalents	377,102	-
Ending Balance - Cash and Cash Equivalents	$ 41,104	$ 377102

Supplemental Information:
Non-cash Investing and Financing Activities:
During 2002, a related party transferred equipment and property valued at approximate of $146,331 to the Company in exchange for a promissory note. The principal amount of promissory note included an additional $82,408, which was advanced to the
Company in the prior year (See Note 8).
Cash Paid For:
	For the Year Ended September 30,
	2002	2001
Interest Expense	$1,019	$26,156
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
(Formerly Posteralley.com, Inc.)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Business Activities and Related Risks

Medical International Technology, Inc. (the "Company") was incorporated in Colorado on July 19, 1999, under the name, Posterally.com, Inc. The Company filed an amendment to its articles of incorporation on September 24, 2002 changing its name to Medical International Technology, Inc.

On June 24, 2002, the Company issued 10,500,000 shares of its common stock for all of the outstanding stock of 4063732 Canada, Inc. a Canadian corporation that was incorporated on May 13, 2002. 4063732 Canada had no activity prior to the merger. On September 13, 2002, 4063732 Canada issued 1,000 shares of its redeemable Class E stock for all of the assets and liabilities of 3567940 Canada, Inc., formerly known as Medical International Technology, Inc.

For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby 3567940 Canada, Inc.’s operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at the Acquiree’s historical cost because before the reverse acquisition, the Company had nominal assets, liabilities and operations.

The Company is in the business of developing and manufacturing a needle free device for use in injecting medicine and supplements for human and animal use.

Note 2 – Summary of Significant Accounting Policies

a.

Principles of consolidation

The accompanying financial statements include the accounts and transactions of Medical International Technology, Inc. and its wholly owned subsidiary, 4063732 Canada, Inc. Intercompany transactions and balances have been eliminated in consolidation.

b.

Foreign Currency Translations

The Company operates out of its offices in Montreal, Canada and maintains its books and records in Canadian Dollars. The financial statements herein have been converted into U.S. Dollars. Balance sheet accounts have been translated at exchange rates in effect at the end of the year and income statement accounts have been translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity.

c.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

d.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for 2002 and 2001 were $25,765, and $1,500, respectively.

MEDICAL INTERNATIONAL TECHNOLOGY
(Formerly Posteralley.com, Inc.)
NOTES TO FINANCIAL STATEMENTS
(continuation)

e.

Intangible assets

Patents received in the merger of 4063732 Canada, Inc are being amortized over their respective remaining lives ranging from 9.5 years through 13 years Amortization expense for 2002 and 2001 were $148, and $20, respectively.

Intangible assets consist of the following:

September 30, 2002
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$2,255	$167	$2,088	13.0

September 30, 2001
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$1,128	$20	$1,108	9.5

Estimated amortization expense for each of the next five years ended September 30, is as follows:
2003	$186
2004	$186
2005	$186
2006	$186
2007	$ 186
Total	$930

f.

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS.

g.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.

MEDICAL INTERNATIONAL TECHNOLOGY
(Formerly Posteralley.com, Inc.)
NOTES TO FINANCIAL STATEMENTS
(continuation)

h.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

i.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

j.

Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

k.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2002. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

l.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer.

m.

New Accounting Pronouncements

In June 2001, SFAS No. 141, "Business Combinations," was issued. This statement eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has adopted this standard and its adoption of this standard has no significant effect on the Company's financial statements.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was issued establishing accounting and reporting standards that address how goodwill and intangible assets should be accounted for within the financial statements. The statement requires companies to not amortize goodwill and intangible assets with infinite lives, but to test such assets for impairment on a regular basis. An intangible asset that has a finite life should be amortized over its useful life and evaluated for impairment on a regular basis. This statement is effective for fiscal years beginning after December 15, 2001. The Company has adopted the standard and its adoption has no significant effect on the Company's financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
(Formerly Posteralley.com, Inc.)
NOTES TO FINANCIAL STATEMENTS
(continuation)

m.

New Accounting Pronouncements (continuation)

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard and its adoption has no significant effect on the Company's financial statements.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 had no effect on the financial position and results of operations of the Company.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring"). The adoption of SFAS No. 146 had no effect on the financial position and results of operations of the Company.

Note 3 – Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the actual costs incurred. The Company nets the credit against related costs charged to operations.

Research and development expenses are as follows:
	September 30,
	2002	2001
R&D Costs	$303,717	$64,411
Less Credit	(158,059)	(6,061)
	$ 145,658	$ 58,350

MEDICAL INTERNATIONAL TECHNOLOGY
(Formerly Posteralley.com, Inc.)
NOTES TO FINANCIAL STATEMENTS
(continuation)

Note 4 – Related Party Transactions

a)

Redeemable Class E Stock

As indicated above, 4063732 Canada, a wholly owned subsidiary of the Company issued, 1,000 shares of its Class E stock for all of the assets and liabilities of 3567940 Canada, Inc. Class E shares have no voting rights, and are redeemable at the discretion of the holder at the price equal to the consideration received. It is management belief that the price of the shares issued is equal to the historical cost basis of the assets transferred less the liabilities assumed as reflected herein.

b)

Related Party Advances

The Company has borrowed $77,540 from shareholders and corporations owned by shareholders. These loans are non-interest bearing and due upon demand. In addition, the Company has advanced funds to other corporations owned by shareholders in the amount of $39,494. These loan are also non-interest bearing and due upon demand.

c)

Idee International R&D, Inc.

In August 2001, the Company purchased equipment and other property from Idee International R&D for $86,840. In addition, Idee advanced the Company $82,408 and in January 2002, Idee sold the Company additional equipment at purchase price of $146,331 (See Note 7). Idee is wholly owned by the Company’s President.

Note 5 - Income Taxes

The Company has losses for the years 2001 and 2002 totaling $682,620. These losses can be used against future taxable income through which expires in various years through 2009.

An allowance has been provided for that reduced the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Valuation allowance for 2002 increased by the net operating loss for 2002 of $521,848.

Note 6 - Issuance of Common Stock

Prior to the merger, 3567940 Canada, Inc. issued 467,419 shares of its common stock for a total of $487,500 during the year ended September 30, 2001. During the year ended September 30, 2002, 3567940 Canada, Inc. issued 87,086 shares of its Class A common stock for $117,590 and issued 99,526 shares to employees for services rendered. These shares were valued at $89,076, the market value of the services rendered, which were charged to operations.

Note 7. Operating Leases

The Company leases its office under an operating lease that expires in October 31, 2005. The Company also leases its telephone system under an operating lease that expires on April 30, 2005. Rent expense for 2002 and 2001 were $19,517 and $4,362, respectively.

Future minimum lease commitments pertaining to these leases expire as follows:

September 30, 2002	$19,129
September 30, 2003	$19,868
September 30, 2004	$19,282
September 30, 2005	$ 1,530

MEDICAL INTERNATIONAL TECHNOLOGY
(Formerly Posteralley.com, Inc.)
NOTES TO FINANCIAL STATEMENTS
(continuation)

Note 8. Notes Payable

On January 31, 2002, Idee International R&D, Inc. a Company wholly owned by a majority shareholder of 3567940 Canada, Inc., sold the Company tooling, machinery, and other property for $146,331. The purchase price, in addition to an outstanding loan of approximately $82,408 due Idee have been combined and are evidenced by a non-recourse promissory note bearing interest at an annual rate of 11.5%. Principal and accrued interest are payable on demand, only after the Company becomes profitable and the repayment of such loan does not impact the Company’s ability to operate and meet its normal obligations.

During the year ended September 30, 2002, the Company paid approximately $19,000 in principal and $23,000 in accrued interest on this loan. The balance of the loan at September 30, 2002 is $209,006 In addition, the Company has a small business loan with the Bank of Montreal. The loan is payable in monthly principal payments of $1,102 and interest assessed at an a variable interest rate of 3% over the Bank’s prime lending rate. The loan is secured by equipment and other tangible property owned by the Company. The loan matures on August 29, 2006. The balance of the loan at September 30, 2002 is $51,795

A schedule of maturities of long-term debt follows:

September 30, 2003	$13,228
September 30, 2004	$13,228
September 30, 2005	$13,228
September 30, 2006	$12,111

Note 9. Unearned Income

On September 24, 2002, the Company entered into a several 3 year distributing agreements with WLT Distributors Inc. (WLT) under which the Company will sell its products to WLT for resale. Under the terms of the agreement, WLT is required to make an advance payment equal to 30% of the price of the products ordered prior to their shipment. The Company received $43,800 as an advance toward an order in process. This payment has been recorded as a liability and will be credited to operations when the order ships.

Note 10. Subsequent Events (Unaudited)

On December 2002, the Company issued 20,000 shares for legal services.

Medical International Technology, Inc.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

On January 6, 2003, Medical International Technology, Inc. elected to change from the auditing accounting firm of:

Cordovano and Harvey, P.C.
Denver, Colorado

To the auditing accounting firm of:

Jonathon P. Reuben, CPA
An Accountancy Corporation
23440 Hawthorne Blvd., Suite 270
Torrance, California 90505

The change was made as the company's management believes the new auditing accountant will provide quality service in a timely manner.

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	POSITION(S)	TENURE
Karim Menassa	Chairman, President, Director	June 27, 2002 to present
Michel Bayouk	Secretary, Director	June 27, 2002 to present

Mr. Karim Menassa , age 51, serves as the President of Medical International Technology, Inc. Mr. Menassa also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Menassa has developed many state-of-the-art, efficient and reliable devices, and has marketed various medical devices in more than 60 countries. Mr. Menassa obtained a degree in Precision Mechanics Design from the Instituto Salesiano Don Bosco in Cairo, Egypt.

Mr. Michel Bayouk, age 56, serves as the Secretary of Medical International Technology, Inc. Mr. Bayouk also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Bayouk is a Chartered Accountant and has been involved in financial auditing since 1970 The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Medical International Technology, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

Medical International Technology, Inc.

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended September 30, 2002, but entered into various consent resolutions in lieu of meetings.

Compensation Summary

The following sets forth the aggregate cash compensation paid for services rendered during the last fiscal year.

	Fiscal	Salary		Other
Name and Principal Position	Year	Compensation	Bonus	Compensation
Scott M. Thornock	2002	0	0	0
President, CEO
Bruce A. Capra	2002	0	0	0
Secretary and CFO
Karim Menassa	2002	0	0	0
President, CEO
Michel Bayouk	2002	0	0	0
Secretary

Mr. Scott M. Thornock and Mr. Bruce A. Capra resigned their respective positions on June 27, 2002.
Mr. Karim Menassa and Mr. Michel Bayouk assumed their respective positions on June 27, 2002.

Notes:

As of September 30, 2002, we had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Compensation of Directors

There was no compensation paid to any directors of Medical International Technology, Inc. as director’s fees.

Employment Agreements

No formal employment agreements currently exist with any officer or employee.

Long-Term Incentive Plan

None

Section 16(a) Beneficial Ownership Reporting Compliance

To the best knowledge of the Company, based on reports received pursuant to rule16a-3(e) of the1934 act, all reports required to be filed pursuant to rule 16a-3(e) were filed as of the date of this report.

Medical International Technology, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as per the Shareholder List as of September 30, 2002:

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership
Karim Menassa	0 shares	0.0%
President, Director
2281 Guenette, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Michel Bayouk	60,000 shares	0.2%
Secretary, Director
2281 Guenette, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Certain Relationships and Related Transactions

4063732 Canada, a wholly owned subsidiary of the Company issued 1,000 shares of its Class E stock for all of the assets and liabilities of 3567940 Canada, Inc. Class E shares have no voting rights, and are redeemable at the discretion of the holder at the price equal to the consideration received. It is management belief that the price of the shares issued is equal to the historical cost basis of the assets transferred less the liabilities assumed as reflected in the financial statements herein.

The Company has borrowed $77,540 from shareholders and corporations owned by shareholders. These loans are non-interest bearing and due upon demand. In addition, the Company has advanced funds to other corporations owned by shareholders in the amount of $39,494. These loan are also non-interest bearing and due upon demand. In August, 2001, the Company purchased equipment and other property from Idee International R&D for $86,840. In addition, Idee advanced the Company $82,408 and in January 2002, sold the Company equipment at purchase price of $146,331. Idee is wholly owned by the Company’s President.

Medical International Technology, Inc.

Exhibits and Reports on Form 8-K

On July 17, 2002, the company (i.e., Posteralley.com, Inc. at the time) filed a report on form 8-K disclosing changes in control of the registrant; as pertaining to a "Letter of Intent Regarding a Plan of Reorganization and Acquisition" with Medical international Technology, Inc. As part of the agreement, the company changed its name of from Poseralley.com, Inc. to Medical International Technology, Inc.

On October 2, 2002, the company filed a report on Form 8K disclosing our Board of Directors, through our wholly owned subsidiary, 4063732 Canada and president, approved and executed an Asset Purchase and Sale Agreement (completed September 18, 2002) with Medical International Technology, Inc., a corporation incorporated under the laws of Canada, having its head office at 2281 Guenette Street, St. Laurent, Quebec, H4R 2E9, Canada.

On January 16, 2003, the company filed a report on form 8-K/a disclosing a Change in Registrant's Certifying Accountant; as occurring January 6, 2003, which is hereby incorporated by reference into this report on form 10QSB.

Index to Exhibits and Reports

Medical International Technologies, Inc. includes herewith the following exhibits:

3.1	Amendment to Articles of Incorporation; change in the name of the corporation, as filed with the Secretary of State of Colorado on September 24, 2002.
10.1	Material Contracts; Distribution Agreements between MIT and WLR Distributors, as entered into/dated the 24th day of September 2002.
99.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Medical International Technology, Inc.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

By: /s/ Karim Menassa, President
Karim Menassa, President

Date: January 17, 2003