Form 10QSB
period 2002-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2003-02-19
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2002 - 18,236,800 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Medical International Technology, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Independent Auditor's Review Report	3

	Consolidated Balance Sheet, December 31, 2002 (unaudited)	4

	Consolidated Statements of Operations,
	three months ended December 31, 2002 and 2001 (unaudited)	5

	Consolidated Statements of Cash Flows,
	three months ended December 31, 2002 and 2001 (unaudited)	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Independent Auditor's Review Report

To the Board of Directors
Medical International Technology, Inc.

We have reviewed the accompanying balance sheet of Medical International Technology, Inc as of December 31, 2002, and the related statements of operations and cash flows for the three-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

ss/ Jonathon P. Reuben CPA

Jonathon P. Reuben,
Certified Public Accountant
February 14, 2002

Medical International Technology, Inc.

Consolidated Balance Sheet

December 31, 2002
(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$36,752
Accounts receivable	38,290
Inventories	3,417
Receivable from related parties	49,245
Research tax credit receivable	160,171
Other receivables	8,659
Prepaid expenses	11,773
Total Current Assets	308,307

Property and Equipment
Tooling and machinery	175,155
Furniture and office equipment	48,772
Leasehold improvements	19,025
242,952
Less accumulated depreciation	(36,405)
206,547

Intangible Assets
Patents (net accumulated amortization of $273)	1,985
Total Assets	$ 516,839

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$104,647
Accrued expenses	8,168
Taxes payable	7,572
Loans payable - related parties	46,761
Current portion of long-term debt	171,441
Total Current Liabilities	338,589

Long-term debt	250,560

Total Liabilities	589,149
Redeemable Class E Stock	-
Stockholders' Equity
Common Stock, $.0001 par value; 33,000,000 shares authorized
issued and outstanding 18,236,800 shares as of December 31, 2002	1,824
Additional paid-in capital	694,351
Retained deficit	(769,001)
Other comprehensive income (loss)	516
Total Stockholders' Equity	(72,310)

Total Liabilities and Stockholders' Equity	$ 516,839

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Consolidated Statements of Operations

	For the Three Months Ended
	December 31, 2002	December 31, 2001
	(Unaudited)	(Unaudited)

Sales	$126,464	$ 7,895
Cost of sales	(62,797)	(6,316)
Gross profit	63,667	1,579

Research and development costs	-	(64,325)
Selling, general, and administrative expenses	(143,928)	(121,396)

Net Income (loss) from operations	(80,261)	(184,142)

Other income (expense)
Interest income	517	802
Interest expense	(8,996)	(3,105)

Net loss	$ (88,740)	$ (186,445)

Basic (Loss) Per Share	$ (0.00)	$ (0.01)

Basic weighted average shares outstanding	18,219,191	18,063,802

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended
	December 31, 2002	December 31, 2001
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Loss	$(88,740)	$(186,445)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization expense	9,408	3,807
Common stock issued for legal services	2,000	-
Accrued interest expense on indebtedness	8,035	-
(Increase) Decrease in Assets
(Increase) decrease in accounts receivable	(33,942)	(8,028)
(Increase) decrease in receivable from taxing authorities	-	1,168
(Increase) decrease in inventories	11,852	-
(Increase) decrease in prepaid expenses	-	(2,055)
Increase (Decrease) in Liabilities
(Decrease) in unearned income	(43,800)	-
Increase (decrease) in accounts payable and accrued expenses	18,098	29,130

Net cash used in operating activities	(117,089)	(162,423)

Cash Flows from Investing Activities
Equipment acquisition	-	(2,179)

Net cash provided (used) in investing activities)	-	(2,179)

Cash Flows from Financing Activities
Gross proceeds from private offerings		112,500
Advances from related parties	282,860	-
Principal reduction on related party loans	(166,702)	(9,934)
Advances to related parties - other		(8,547)
Principal reduction on small business loan	(3,324)	(3,297)

Net cash provided by financing activities	112,834	90,722

Effect of exchange rates on cash	(97)	(1,469)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,352)	(75,349)

Beginning Balance - Cash and Cash Equivalents	41,104	377,102

Ending Balance - Cash and Cash Equivalents	$ 36,752	$ 301,753

Supplemental Information:
Cash Paid For:
Interest Expenses	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Medical International Technology, Inc. (the "Company") Form 10-KSB for the year ended September 30, 2002, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

a.

Principles of consolidation

The accompanying financial statements include the accounts and transactions of Medical International Technology, Inc. and its wholly owned subsidiary, 4063732 Canada, Inc. Intercompany transactions and balances have been eliminated in consolidation.

b.

Foreign Currency Translations

The Company operates out of its offices in Montreal, Canada and maintains its books and records in Canadian Dollars. The financial statements herein have been converted into U.S. Dollars. For foreign operations whose functional currency is the local foreign currency, balance sheet accounts have been translated at exchange rates in effect at the end of the year and income statement accounts have been translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity.

c.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

d.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three months ended December 31, 2002 and 2001 were $9,302, and $3,777, respectively.

e.

Intangible assets

Patents received in the merger of 4063732 Canada, Inc. are being amortized over their respective remaining lives ranging from 9.5 years through 17 years. Amortization expense for the three months ended December 31, 2002 and 2001 were $106, and $30, respectively.

Intangible assets consist of the following:

December 31, 2002
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$2,258	$273	$1,985	17.0

December 31, 2001
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$2,238	$49	$2,189	9.5

Medical International Technology, Inc.

Notes to Unaudited Consolidated Financial Statements (continuation)

e.

Intangible assets (continuation)

Estimated amortization expense for each of the next five years ended December 31, is as follows:

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

Note 2 – Notes Payable

During the three-months ended December 31, 2002, two shareholders made advances to the Company totaling $281,675. These advances are evidenced by unsecured promissory notes that are assessed interest at an annual rate of 12%. During the same three-month period, the Company repaid $124,977.

Medical International Technology, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Three-Months Ended December 31, 2001

The majority of the net loss from operations of $184,142 is comprised of selling, general and administrative expenses of $121,396, and research and development costs of $64,325.

Results of Operations for the Three-Months Ended December 31, 2002

The majority of the net loss from operations of $80,261 is comprised of selling, general and administrative expenses of $143,928; which was somewhat compensated for through sales of $126,464, which yielded gross profits from sales of $63,667 after deducting cost of sales.

Liquidity and Capital Resources

For the Three-Months ended December 31, 2001.

During the three-month period ended December 31, 2001, the Company’s cash position decreased by $75,349. Primary factors to realizing this decrease included the Company's use of $162,423 in its operations and net cash from financing activities of $90,722.

For the Three-Months ended December 31, 2002.

During the three-month period ended December 31, 2002, the Company’s cash position decreased by $4,352. The Company used $117,089 in its operations and realized $112,834 from financing activities.

Management Plan of Operations

Medical International Technology, Inc. is receiving revenue from sales related to product distribution agreements entered into on September 24, 2002 with WLT Distributors Inc. Under the terms of these several agreements, which cover distribution for each of the Canadian provinces and the State of Montana in the USA, WLT Distributors Inc. makes an advance payment for products ordered and conducts sales and distribution in the defined territories based upon established minimum sales quotas. Medical International Technology expects revenues from sales will meet liquidity requirements for the next 12-month period at the current level of operations. Expanded operations may require additional capital from either a future equity offering or other methods of financing.

Management intends to continue current operations levels, review and evaluate sales achievements, and negotiate or adjust sales objectives for each territory to maintain or grow profitability. Revenues from sales are currently exceeding the minimum levels required by the distribution agreements. Management is currently negotiating agreements covering the United States and other distribution territories worldwide. MIT plans to promote its needle-free injectors at important exhibitions worldwide in 2003.

Distribution agreements as referenced herein are those as discussed in Medical International Technology's annual report on Form 10-KSB filed January 22, 2003 with the Securities and Exchange Commission, wherein such agreements were included as exhibits.

Medical International Technology, Inc.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

Medical International Technology, Inc. includes herein, by reference, those portions of the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2002; filed with the Securities and Exchange Commission on January 22, 2003. Such Annual Report on Form 10-KSB includes disclosure of the following Reports on Form 8K:

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

On January 16, 2003, the company filed a report on form 8-K/a disclosing a Change in Registrant's Certifying Accountant; as occurring January 6, 2003.

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

Date: February 18, 2003