Form 10QSB
period 2003-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2003-05-22
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2003 - 18,484,300 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	Medical International Technology, Inc.
	Quarterly Financial Report

	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet, March 31, 2003 (unaudited)	4

	Consolidated Statements of Operations,
	three months ended March 31, 2003 and 2002 (unaudited),
	six months ended March 31, 2003 and 2002 (unaudited)	5

	Consolidated Statements of Cash Flows,
	six months ended March 31, 2003 and 2002 (unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Change in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

Item 7.	Controls and Procedures	11

SIGNATURES		12

CERTIFICATIONS		13

Medical International Technology, Inc.	Quarterly Financial Report

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheet
for the 3-month period ending
March 31, 2003
(Unaudited)

and

Consolidated Statements of Operation
for the 3-month period ending
March 31, 2003 and 2002
and
for the 6-month period ending
March 31, 2003 and 2002
(Unaudited)

and

Consolidated Statements of Cash Flows
for the 6-month period ending
March 31, 2003 and 2002
(Unaudited)

and

Notes to Unaudited Consolidated Financial Statements

Medical International Technology, Inc.

Consolidated Balance Sheet

March 31, 2003
(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$85,916
Inventories	137,114
Receivable from related parties	106,170
Receivable from taxing authorities	47,037
Other receivables	417
Prepaid expenses	16,315
Total Current Assets	392,969

Property and Equipment
Tooling and machinery	187,686
Furniture and office equipment	54,190
Leasehold improvements	20,386
262,262
Less accumulated depreciation	(49,205)
213,057

Intangible Assets
Patents (net accumulated amortization of $406)	2,013
Total Assets	$ 608,039

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable	$209,666
Unearned income	86,058
Taxes payable	19,499
Loans payable - related parties	159,551
Current portion of long-term debt	72,421
Total Current Liabilities	547,195

Long-term debt	285,766

Total Liabilities	832,961
Redeemable Class E Stock	-
Stockholders' (Deficit)
Common Stock, $.0001 par value; 33,000,000 shares authorized
issued and outstanding 18,484,300 shares as of March 31, 2003	1,848
Additional paid-in capital	791,502
Retained deficit	(1,009,656)
Other comprehensive income (loss)	(8,616)
Total Stockholders' Equity	(224,922)

Total Liabilities and Stockholders' Equity	$ 608,039

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$59,218	$ 11,309	$185,682	$19,204
Cost of sales	(30,338)	(8,543)	(93,135)	(14,859)
Gross profit	28,880	2,766	92,547	4,345

Research and development costs	-	(64,595)	-	(128,920)
Selling, general, and administrative expenses	(260,013)	(10,994)	(403,941)	(132,390)

Net (loss) from operations	(231,133)	(72,823)	(311,394)	(256,965)

Other income (expense)
Interest income	-	1,659	517	2,461
Interest expense	(9,522)	(16,616)	(18,518)	(19,721)

Net loss	$ (240,655)	$ (87,780)	$ (329,395)	$ (274,225)

Basic (Loss) Per Share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.02)

Basic weighted average shares outstanding	18,407,022	18,216,800	18,313,284	18,216,800

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Loss	$ (329,395)	$(274,225)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization expense	19,532	12,110
Common stock issued for legal services	99,175	-
Accrued interest expense on indebtedness	10,078	-
(Increase) Decrease in Assets
(Increase) decrease in receivables	834	(2,190)
Decrease in receivable from taxing authorities	131,834	1,348
(Increase) in inventories	(115,995)	-
(Increase) in prepaid expenses	(3,552)	(15,978)
Increase (Decrease) in Liabilities
Increase in unearned income	42,099	-
Increase in accounts payable and accrued expenses	110,161	44,324

Net cash used in operating activities	(35,229)	(234,611)

Cash Flows from Investing Activities
Equipment acquisition	(1,852)	(10,606)

Net cash provided (used) in investing activities)	(1,852)	(10,606)

Cash Flows from Financing Activities
Gross proceeds from private offerings	-	112,500
Advances from related parties	301,979	44,927
Advances and repayments to related parties	(217,939)	(83,998)
Principal reduction on small business loan	(6,811)	(6,584)

Net cash provided by financing activities	77,229	66,845

Effect of exchange rates on cash	4,664	(1,469)

Net Increase (Decrease) in Cash and Cash Equivalents	44,812	(179,841)
Beginning Balance - Cash and Cash Equivalents	41,104	377,102
Ending Balance - Cash and Cash Equivalents	$ 85,916	$ 197,261
Supplemental Information:
Cash Paid For:
Interest Expenses	$ 8,440	$ 19,721
Income Taxes	$ -	$ -

Non-cash investing and financing activity:

During 2002, a related party transferred equipment and property valued at approximate $145,058 to the Company in exchange for a promissory note. The principal amount of promissory note included an additional $81,990, which was advanced to the Company in the prior year.

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

Principles of consolidation

The accompanying financial statements include the accounts and transactions of Medical International Technology, Inc. and its wholly                               March 31, 2003                             Weighted     Gross         Net Average     Intangible Accumulated     Intangible Life     Assets Amortization     Assets (Years) Patents $ 2,419 $ 406   $ 2,013 11                           March 31, 2002                     Weighted     Gross         Net Average     Intangible Accumulated     Intangible Life     Assets Amortization     Assets (Years) Patents $ 2,246 $ 111   $ 2,135 11                                     Estimated amortization expense for each of the next five years ended March 31, is as follows:                       2004     $   186       2005         186       2006         186       2007         186       2008         186       Total     $   930

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

Medical International Technology, Inc.

Notes to Unaudited Consolidated Financial Statements

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

Note 2. Significant Customers

Significantly all sales made during the six-months ended March 31, 2003 were to one customer pursuant to various distribution agreements.

Note 3. Stock Activity

During the six-months ended March 31, 2003, the Company issued 267,500 shares of its common stock for legal and other services. The value assigned to these shares totaled $99,175.

9

Medical International Technology, Inc.

Quarterly Financial Report

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

Results of Operations for the Six-Months ended March 31, 2003 and 2002

Sales for the six-month ended March 31, 2003 totaled $185,682 as compared to sales made during the same period last year of $19,204. The increase in sales in 2003 is due to the products sold under the various distribution agreements that the Company has with WLT Distributors Inc. (WLT).

As of March 31, 2003, the Company had a balance of approximately $90,000 that was received from its distributors as deposits towards future sales. Cost of sales for the six-months ended March 31, 2003 totaled $93,135 as compared to cost of sales for the same period in 2002 of $14,859. During the six-months ended March 31, 2002, the Company was still in the process of developing its products and incurred costs associated with this development of $128,920. General and administrative expenses for the six-months ended March 31, 2003 amounted to $403,941 as compared to $132,390, which was incurred during the same period last year. The major expenses incurred in 2003 consisted of salaries and related benefits of $46,568, professional fees of $104,367, consulting fees of $130,801, advertising of $50,753, rent of $9,069 and travel expenses of $18,809.

The major expenses incurred in 2002 consisted of advertising of $28,353, professional fees of $33,622, travel expenses of $26,155, consulting of $16,385 and rent of $10,265.

Results of Operations for the Three-Months ended March 31, 2003 and 2002

Sales for the three-month ended March 31, 2003 totaled $59,218 as compared to sales made during the same period last year of $11,309.

Cost of sales for the three-months ended March 31, 2003 totaled $30,338 as compared to cost of sales for the same period in 2002 of $8,543. Research and development costs incurred during the three-months ended March 31, 2002 amounted to $64,595.

General and administrative expenses for the three-months ended March 31, 2003 amounted to $260,0113 as compared to $10,994, which was incurred during the same period last year. The major expenses incurred in 2003 consisted of salaries and related benefits of $24,511, professional fees of $89,720, consulting fees of $85,184, advertising of $17,005, and travel expenses of $8,292.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2003 and 2002 were $85,916 and $197,261, respectively. During the six-months ended March 31, 2003, the Company received a total of $301,979 from related parties, used a net of $35,229 in funding its operations and paid $1,852 in the purchase of computer equipment. During the same six-month period, it made payments to related parties totaling $217,939 and made principal payments on its bank loan totaling $6,811.

During the six-months ended March 31, 2002, the Company received a total of $112,500 from the sale of 79,977 shares of its common stock and received $44,927 from related parties. During the same six-month period, the Company used a net of $234,611 in its operations, purchased equipment for $10,606, made principal payments on its bank loan of $6,584 and paid $83,998 to related parties.

Medical International Technology, Inc.

Quarterly Financial Report

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

Management intends to continue its efforts to expand operations levels, review and evaluate sales achievements, and negotiate or adjust sales objectives for each territory to maintain or grow profitability. Revenues from sales are currently exceeding the minimum levels required by the distribution agreements. Management is currently negotiating agreements covering the United States and other distribution territories worldwide. MIT plans to promote its needle-free injectors at important exhibitions worldwide in 2003.

Distribution agreements as referenced herein are those as discussed in Medical International Technology's annual report on Form 10-KSB filed January 22, 2003 with the Securities and Exchange Commission, wherein such agreements were included as exhibits.

Medical International Technology, Inc.

Quarterly Financial Report

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

On January 16, 2003, the company filed a report on form 8-K/a disclosing a Change in Registrant's Certifying Accountant; as occurring January 6, 2003.

Exhibits

Medical International Technology includes herewith the following exhibits.

99.1	Certification of Chief Executive Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

Item 7. Controls and Procedures

Medical International Technology, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Medical International Technology, Inc.

Quarterly Financial Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.
Registrant

By: \s\ Karim Menassa, President
Karim Menassa, President

Date:May 21, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Medical International Technology, Inc.
Registrant

By: \s\ Michel Bayouk, Treasurer
Michel Bayouk, Treasurer and Principal Accounting Officer

Date: May 21, 2003

Medical International Technology, Inc.

Quarterly Financial Report

CERTIFICATION

I, Karim Menassa, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Medical International Technology, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ Karim Menassa
- -----------------------------
Karim Menassa
Principal Executive Officer

Medical International Technology, Inc.

Quarterly Financial Report

I, Michel Bayouk, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Medical International Technology, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

/s/ Michel Bayouk
- -----------------------------
Michel Bayouk
Principal Accounting Officer