Form 10QSB
period 2003-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2003-08-22
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2003 - 20,484,000 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Medical International Technology, Inc.

Quarterly Financial Report

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet, June 30, 2003 (unaudited)	4

	Consolidated Statements of Operations,
	three months ended June 30, 2003 and 2002 (unaudited),
	nine months ended June 30, 2003 and 2002 (unaudited)	5

	Consolidated Statements of Cash Flows,
	nine months ended June 30, 2003 and 2002 (unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	10

Item 3.	Controls and Procedures	10

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Change in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		13

CERTIFICATIONS		14

Medical International Technology, Inc.

Quarterly Financial Report

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheet
for the 3-month period ending
June 30, 2003
(Unaudited)

and

Consolidated Statements of Operation
for the 3-month period ending
June 30, 2003 and 2002
and
for the 9-month period ending
June 30, 2003 and 2002
(Unaudited)

and

Consolidated Statements of Cash Flows
for the 9-month period ending
June 30, 2003 and 2002
(Unaudited)

and

Notes to Unaudited Consolidated Financial Statements

Medical International Technology, Inc.	Quarterly Financial Report
Consolidated Balance Sheet
June 30, 2003
(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$161,269
Inventories	64,582
Receivable from related parties	92,616
Receivable from taxing authorities	26,062
Other receivables	455
Prepaid expenses	18,254
Total Current Assets	363,238

Property and Equipment
Tooling and machinery	204,974
Furniture and office equipment	59,419
Leasehold improvements	22,264
286,657
Less accumulated depreciation	(75,707)
210,950

Intangible Assets
Patents (net accumulated amortization of $444)	2,198
Total Assets	$ 576,386

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable	$228,948
Unearned income	121,499
Accrued expenses	16,767
Taxes payable	7,485
Loans payable - related parties	388,969
Current portion of long-term debt	100,543
Total Current Liabilities	864,211

Long-term debt	49,069

Total Liabilities	913,280
Redeemable Class E Stock	-
Stockholders' (Deficit)
Common Stock, $.0001 par value; 33,000,000 shares authorized
issued and outstanding 20,484,000 shares as of June 30, 2003	2,048
Additional paid-in capital	1,382,540
Retained deficit	(1,701,516)
Other comprehensive income (loss)	(19,966)
Total Stockholders' (Deficit)	(336,894)

Total Liabilities and Stockholders' Equity	$ 576,386

The accompanying notes are an integral part of these consolidated financial statements.

Medical International Technology, Inc.			Quarterly Financial Report

Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$74,730	$ 5,502	$ 260,412	$ 24,706
Cost of sales	(38,052)	(1,970)	(131,187)	(16,829)
Gross profit	36,678	3,532	129,225	7,877

Research and development (credit) costs	-	(87,349)	-	41,571
Selling, general, and administrative expenses	744,459	113,526	1,203,398	245,916
	(744,459)	(26,177)	(1,203,398)	(287,487)

Net income (loss) from operations	(707,781)	(22,645)	(1,074,173)	(279,610)

Other income (expense)
Interest income	64	286	581	2,747
Interest expense	(9,145)	(4,293)	(27,663)	(24,014)

Net loss	$ (716,862)	$ (26,652)	$ (1,101,255)	$ (300,877)

Basic (Loss) Per Share	$ (0.04)	$ (0.00)	$ (0.06)	$ (0.02)

Basic weighted average shares outstanding	18,407,022	18,216,800	18,313,284	18,216,800

The accompanying notes are an integral part of these consolidated financial statements.

Medical International Technology, Inc.		Quarterly Financial Report

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	June 30, 2003	June 30, 2002
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(1,101,255)	$(300,877)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization expense	41,397	18,318
Common stock issued for consulting and legal services	582,369	-
Accrued interest expense on indebtedness	20,306	14,152
(Increase) Decrease in Assets
(Increase) decrease in receivables	(1,832)	(12,701)
Decrease in receivable from taxing authorities	164,349	(112,503)
(Increase) in inventories	(43,828)	(7,349)
(Increase) in prepaid expenses	(3,786)	(22,960)
Increase (Decrease) in Liabilities
Increase (decrease) in unearned income	73,364	-
Increase in accounts payable and accrued expenses	119,999	72,508

Net cash used in operating activities	(148,917)	(351,412)

Cash Flows from Investing Activities
Equipment acquisition	(2,604)	(18,167)

Net cash provided (used) in investing activities)	(2,604)	(18,167)

Cash Flows from Financing Activities
Gross proceeds from private offerings	188,044	112,500
Advances from related parties	406,773	64,387
Advances and repayments to related parties	(326,439)	(85,319)
Principal reduction on small business loan	(10,888)	(9,959)

Net cash provided by financing activities	257,490	81,609

Effect of exchange rates on cash	14,196	4,722

Net Increase (Decrease) in Cash and Cash Equivalents	120,165	(283,248)
Beginning Balance - Cash and Cash Equivalents	41,104	377,102
Ending Balance - Cash and Cash Equivalents	$ 161,269	$ 93,854
Supplemental Information:
Cash Paid For:
Interest Expenses	$ 8,440	$ 19,721
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Medical International Technology, Inc.

Quarterly Financial Report

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

Foreign Currency Translations

The Company operates out of its offices in Montreal, Canada and maintains its books and records in Canadian Dollars. The financial statements herein have been converted into U.S. Dollars. Balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts have been are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the nine-months ended June 30, 2003 and 2002 were $41,165, and $18,179, respectively.

Intangible assets

Patents received in the merger of 4063732 Canada, Inc are being amortized over their respective remaining lives ranging from 9.5 years through 17 years Amortization expense for the nine months ended June 30, 2003 and 2002 were $232, and $139, respectively.

Intangible assets consist of the following:

June 30, 2003
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$2,642	$444	$2,198	11

June 30, 2002
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$2,588	$165	$2,423	11

Medical International Technology, Inc.

Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Estimated amortization expense for each of the next five years ended June 30, is as follows:

2004	$155
2005	155
2006	155
2007	155
2008	155
Total	$775

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2003. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer.

Medical International Technology, Inc.

Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Note 2. Significant Customers

Significantly all sales made during the nine-months ended June 30, 2003 were to one customer pursuant to various distribution agreements.

Note 3. Stock Activity

During the nine-months ended June 30, 2003, the Company issued 1,667,200 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $582,369. In addition, during the nine-month period, the Company received $188,044 in exchange for issuing 600,000 of its common stock.

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

Results of Operations for the Nine-Months ended June 30, 2003 and 2002

Sales for the nine-months ended June 30, 2003 totaled $260,412 as compared to sales made during the same period last year of $24,706. The increase in sales in 2003 is due to the products sold under the various distribution agreements that the Company has with WLT Distributors Inc. (WLT).

As of June 30, 2003, the Company had a balance of approximately $121,000 that was received from its distributors as deposits towards future sales. Cost of sales for the nine-months ended June 30, 2003 totaled $131,187 as compared to cost of sales for the same period in 2002 of $16,829. During the nine-months ended June 30, 2002, the Company was still in the process of developing its products and incurred costs associated with this development of $178,990 less a research credit refund from the Canadian government of $137,418.

General and administrative expenses for the nine-months ended June 30, 2003 amounted to $1,203,398 as compared to $113,526, which was incurred during the same period last year. The major expenses incurred in 2003 consisted of salaries and related benefits of $156,886, professional fees of $233,142, consulting fees of $601,545, advertising of $53,960, rent of $14,462 and travel expenses of $51,664.

Of the $233,142 in professional fees, $111,360 was paid through the issuance of 330,800 shares of the Company’s common stock. Of the $601,545 in consulting, $471,009 was paid through the issuance of 1,336,400 shares of the Company’s common stock. The major expenses incurred in 2002 consisted of salaries and related benefits of $74,147, professional fees of $68,075, travel expenses of $38,812, consulting of $63,397 and rent of $14,930.

Results of Operations for the Three-Months ended June 30, 2003 and 2002

Sales for the three-month ended June 30, 2003 totaled $74,730 as compared to sales made during the same period last year of $5,502.

Cost of sales for the three-months ended June 30, 2003 totaled $38,052 as compared to cost of sales for the same period in 2002 of $1,970. Research and development costs incurred during the three-months ended June 30, 2002 amounted to $50,069 less the less a research credit refund from the Canadian government of $137,418.

General and administrative expenses for the three-months ended June 30, 2003 amounted to $744,459 as compared to $113,526, which was incurred during the same period last year. The major expenses incurred in 2003 consisted of salaries and related benefits of $67,185, professional fees of $128,775, consulting fees of $468,810, advertising of $8,296, and travel expenses of $43,337.

Of the $128,775 in professional fees, $86,316 was paid through the issuance of 290,800 shares of the Company’s common stock. Of the $468,810 in consulting, $390,362 was paid through the issuance of 1,108,900 shares of the Company’s common stock.

The major expenses incurred in 2002 consisted of salaries and related benefits of $18,922, professional fees of $34,453, consulting fees of $3,860, and travel expenses of $12,657, advertising and trade show costs of $9,856.

Medical International Technology, Inc.

Quarterly Financial Report

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2003 and 2002 were $161,269 and $93,854, respectively.

During the nine-months ended June 30, 2003, the Company received a total of 406,773 from related parties and $188,044 through the sales of 600,000 shares of its common stock. Also during the nine-month period, the Company used $148,917 in excess of amounts received from sales in its operations, paid $2,604 in the purchase of computer equipment and made payments to related parties totaling $326,439 and made principal payments on its bank loan totaling $10,888.

During the nine-months ended June 30, 2002, the Company received a total of $112,500 from the sale of 79,977 shares of its common stock and received $64,387 from related parties. During the same nine-month period, the Company used a net of $351,412 in its operations, purchased equipment for $18,167, made principal payments on its bank loan of $9,959 and paid $85,319 to related parties.

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

Item 3. Controls and Procedures

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

The following Equity Securities issued or sold during the period covered by this report were not registered under the Securities Act: On January 14, 2003, the Board of Directors approved the issuance of 40,000 shares of Medical International Technology, Inc., .001 par value restricted common stock to a consultant in exchange for investment consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction date, $.27 per share. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

On January 14, 2003, the Board of Directors approved the issuance of 37,500 shares of Medical International Technology, Inc., .001 par value restricted common stock to a consultant in exchange for investment consulting services. The shares issued were valued based on the market value of the Company’s common stock on the transaction date, $.27 per share. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

On January 27, 2003, the Board of Directors approved the issuance of 10,000 shares of Medical International Technology, Inc., .001 par value restricted common stock to a firm in exchange for legal services. The shares issued were valued based on the market value of the Company’s common stock on the transaction date, $.29 per share. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

On February 4, 2003, the Board of Directors approved the issuance of 150,000 shares of Medical International Technology, Inc., .001 par value restricted common stock to a consultant in exchange for accounting and bookkeeping services. The shares issued were valued based on the market value of the Company’s common stock on the transaction date, $.40 per share. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

In April of 2003, the Board of Directors approved the issuance of 100,000 shares of Medical International Technology, Inc., .001 par value restricted common stock to three separate consultants in exchange for public relations services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, for approximately $.40 per share. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

On April 15, 2003, Medical International Technology, Inc., sold 100,000 shares of common stock. The purchase was for $40,000 at a per share price of $.40 resulting in the issuance of 100,000 common $.001 par value shares to a single foreign purchaser in exempted transactions under Regulation “S”, Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. Medical International Technology, Inc. conducted the private offering through its executive officers and directors. Exemptions being non-exclusive the following factors are relevant: Both the offer and the purchase occurred outside the United States. Each purchaser was an accredited investor as defined by Rule 501 of regulation D of the Securities Act of 1933 ; An aggregate of only $40,000 was received; No commissions were paid.; No advertisements were made.; Each purchaser had adequate access to information pertaining to Medical International Technology, Inc.; The securities are restricted pursuant to Rule 144

Medical International Technology, Inc.

Quarterly Financial Report

In May of 2003, the Board of Directors approved the issuance of 442,900 shares of Medical International Technology, Inc., .001 par value restricted common stock to two Canadian firms in exchange for legal services. The shares issued were valued based on the market value of the Company’s common stock on the transaction dates, for approximately $.28 per share. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

In June, 2003, Medical International Technology, Inc., sold 686,800 shares of common stock. The purchases were for a total of $234,720 for an average per share price of $.34 resulting in the issuance of 686,800 common $.001 par value shares to three foreign purchasers in exempted transactions under Regulation “S”, Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. Medical International Technology, Inc. conducted the private offering through its executive officers and directors. Exemptions being non-exclusive the following factors are relevant: Both the offer and the purchase occurred outside the United States. Each purchaser was an accredited investor as defined by Rule 501 of regulation D of the Securities Act of 1933 ; An aggregate of only $234,720 was received; No commissions were paid.; No advertisements were made.; Each purchaser had adequate access to information pertaining to Medical International Technology, Inc.; The securities are restricted pursuant to Rule 144

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

No reports were filed on form 8-K during this period.

Medical International Technology, Inc. includes herein, by reference, the Company's Annual Report on Form 10-KSB for the fiscal year ending September 30, 2002; filed with the Securities and Exchange Commission on January 22, 2003.

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

Quarterly Financial Report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.
Registrant

Date: August 18, 2003	By: \s\ Karim Menassa, President
Karim Menassa, President and Principal Executive Officer

Date: August 18, 2003	By: \s\ Michel Bayouk, Treasurer
Michel Bayouk, Treasurer and Principal Accounting Officer

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

Date: August 18, 2003

/s/ Karim Menassa
- -----------------------------
Karim Menassa
Principal Executive Officer

Medical International Technology, Inc.

Quarterly Financial Report

CERTIFICATION

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

Date: August 18, 2003

/s/ Michel Bayouk
- -----------------------------
Michel Bayouk
Principal Accounting Officer