Form 10KSB
period 2003-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2004-02-04
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003

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

[ ]

Issuer's revenues for its most recent fiscal year: $211,168

The number of shares outstanding of the Registrant's common stock as of December 24, 2003 was 25,092,600

Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

Medical International Technology, Inc.

Table of Contents
Description of Business	3
Description of Property	5
Legal Proceedings	5
Submission of Matters to a Vote of Security Holders	5
Market for Common Equity and Related Stockholder Matters	5
Management's Discussion and Analysis or Plan of Operations	7
Financial Statements	8
Changes In / Disagreements with Accountants	22
Controls and Procedures	22
Directors, Executive Officers, Promoters and Control Persons	22
Section 16(a) Beneficial Ownership Reporting Compliance	23
Executive Compensation	23
Security Ownership of Certain Beneficial Owners and Management	24
Certain Relationships and Related Transactions	25
Exhibits and Reports on Form 8-K	26
Index to Exhibits and Reports	26
Principal Accountant Fees and Services	26
Signatures	27
Certification	28

II

Medical International Technology, Inc.

Description of Business

General

Medical International Technology, Inc. was incorporated in the State of Colorado on July 19, 1999. The company has one wholly owned subsidiary, Medical International Technologies ( MIT Canada) Canada, Inc., a Canadian company, acquired in June of 2002.

Medical International Technology, Inc. has authorized 30,000,000 shares of common stock, par value$.0001 and 3,000,000 shares of Preferred stock, par value $.001. At September 30, 2003; 21,715,600 shares of common stock were issued and outstanding; No Preferred shares have been issued.

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

Medical International Technology, Inc. is engaged in the business of research, development, marketing and sales of needle-free jet injector technology and products for humans and animals, for single and mass injections.

Medical International Technology's intends to concentrate its activities in the medical and para-medical sectors, in particular, in the field of instrumentation. The company's strategy is to build a good order agenda for its different products and establish strategic alliances with different pharmaceutical companies and manufacturers to ensure good distribution channels for its products.

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
(8) Affordable and economical;
(9) Efficient use of medication used.

Medical International Technology, Inc.

Description of Business (continuation)

Target Products and Market

Animal Sector:

The first product that Medical International Technology, Inc. intends to market is the AGRO-JET (Model MIT II, MIT III). The AGRO-JET technology is a Low pressure, high performance, semi-automatic needle-free injector intended for the general use of the livestock market. The Models MIT II and MIT III is intended to meet the initial market targeted: piglets. Piglets are one of the largest markets in the animal sector, because these animals require a large number of injections during their growth.

The Agro-Jet Models MIT VI and X is a product intended to be marketed in the very short term for other animal markets and for which, like the TModels MIT II and MIT III, there is a substantial potential for use in Bovine, Swine, Equine and other livestock.

-PET-JET "pen-type" will also be applicable for smaller animals or certain specialized types of livestock. This product will be adapted to the animal market over the longer term.

Human Sector:

The MED-JET is a similar product then the AGRO-JET Model MIT II intended for the mass vaccination of Human.MIT is expecting to receive the FDA approval within the second quorter of 2004.

PRO-JET is a variation of the AGRO--JET products, in "pen-form", and intended for use in the human sector. The main customers targeted will be hospitals, clinics and individuals who must inject medications at home (diabetics and others). Needle-free injection technology, for humans even more than for animals, allows for painless injections and reduces the damage to skin and tissues, especially for people who must inject themselves frequently, such as:

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

Employees

Currently, the company has six employees and three Consultant, the President and Chief Executive Officer of the company, and other employees . As operations are expanded additional employees will be required.

Medical International Technology, Inc.

Description of Property

Medical International Technology, Inc. currently leases its office under an operating lease that expires in October 31, 2005. The Company also leases its telephone system under an operating lease that expires on April 30, 2005. These offices are a 3,500 square foot industrial facility in Montreal Canada. Facilities include various machine tools and test systems for prototyping and light production. The annual lease expense for these facilities is $19,282.

Legal Proceedings

No legal proceedings were initiated or served upon the company in the fiscal year ending September 30, 2003. On May 14, 2003 the Company issued 100,000 common shares for services rendered. Due to the lack of value of the shares issued, the creditor has requested additional shares to be issued to make up for the shortfall. The total amount in dispute is $46,537. The Company is currently negotiating the number of additional shares to issue to resolve the dispute. The ultimate resolution of this action is not expected to have a material adverse effect on the Company’s financial position.

Submission of Matters to a Vote of Security Holders

None in the fiscal year ending September 30, 2003.

Market for Common Equity and Related Stockholder Matters

Market Information

Medical International Technology, Inc. common stock is listed on the NASD Over-The-Counter Bulletin Board under the symbol "MDIR" and prior to June 2, 2002 under the symbol “PALY”. The first available quotes on the NASD Over-The-Counter Bulletin Board appeared at the end of the 1st quarter of 2002. The price quotes on the NASD Over-The-Counter Bulletin Board on January 20, 2004 is a High of $0.14 and a Low of $0.13.

The quotations provided are for the over the counter market which reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable:

	High	Low
Period Ending
September 30, 2002	$1.00	$0.90
December 31, 2002	$0.41	$0.40
August 20, 2003	$0.40	$0.37
September 30, 2003	$0.24	$0.19
December 31, 2003	$0.17	$0.12

Holders

Medical International Technology had 21,715,600 shares of common stock issued and outstanding as of September 30, 2003, which were held by approximately 63 shareholders.

Currently, 10,500,000 common shares are held by our wholly owned subsidiary Medical International Technology (MIT Canada) Inc. These shares were used for the acquisition of the operations of MIT Canada in July of 2002. The shares are subject to distribution to approximately 24 shareholders upon their conversion of preferred shares in MIT Canada, Inc., pursuant to the acquisition agreement.

The company presently does not have any other outstanding options, warrants or securities convertible into common stock.

Medical International Technology, Inc.

Recent Sales of Unregistered Securities

In June of 2003, Medical International Technology, Inc. issued 600,000 shares of its $0.001 par value common stock for net proceeds of $188,044 in an exempt transaction under, Section 4(2) of the Securities Act of 1933, regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. Medical International Technology, Inc. conducted the private offering through its executive officers and directors and sold all 600,000 shares to one accredited overseas investor for net proceeds of $188,044.

Exemptions being non-exclusive the following factors are relevant:

Each purchaser was an accredited investor as defined by Rule 501 of regulation D of the Securities Act of 1933; An aggregate of only $188,044 was received and no prior offerings were made by Medical International Technology, Inc..; No commissions were paid.; No advertisements were made.; Each purchaser had adequate access to information pertaining to Medical International Technology, Inc.; The securities are restricted pursuant to Rule 144 Dividend Policy Medical International Technology, Inc. has not paid a cash dividend on its common stock in the past 12 months. The company does not anticipate paying any cash dividends on its common stock in the next 12 month period. Management anticipates that earnings, if any, will be retained to fund the company's working capital needs and the expansion of its business. The payment of any dividends is at the discretion of the Board of Directors.

Medical International Technology, Inc.

Management's Discussion and Analysis or Plan of Operations

Overview

Medical International Technology, Inc., is receiving revenues from sales. The company has maintained operations from these revenues and through equity and debt financing. Products are currently developed, assembled and shipped from our facility. Component manufacturing is subcontracted to various suppliers and machine shops.

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

Financial Condition and Results of Operations

During the fiscal year ending September 30, 2003 the Company experienced a net loss of $1,696,421, primarily comprised of selling, general and administrative expenses of $1,578,941 and research and development costs of $267,489. For the prior fiscal year 2002, the Company experienced a net loss of $521,848, where selling, general and administrative expenses totaled $369,859 and research and development costs were $145,658. The increase in selling, general and administrative expenses of $1,209,082 is due to an increase of $61,930 in advertising costs and $1,153,361 in professional fees. Professional fees consisted of $114,020 in legal fees and $1,075,062 paid to consultants for services. The increase in research and development costs of $121,831 is due to an increase of $114,538 for professional fees.

Liquidity and Capital Resources

During the fiscal year ending September 30, 2003 the Company received $188,044 gross proceeds from private offerings of common stock, and $285,068 in advances from related parties. Including other expenses, the net cash received from financing activities totaled $334,365. $365,276 was used in operating activities and $2,379 was used in investing activities. Exchange rates on cash provided $4,385. The resultant overall net decrease in cash and cash equivalents was $28,905; where the beginning balance for the fiscal period was $41,104, the resultant balance for the period was $12,199.

For the fiscal year 2002, an overall net decrease in cash and cash equivalents of $335,998 was primarily affected due to net cash used in operating activities of $554,658 and net cash provided by financing activities of $229,371. Medical International Technology, Inc. expects that revenues from existing and developing sales will meet its liquidity requirements for the next 12 month period at its current level of operations. The company has and may continue to supplement cash flows from sales with additional equity and debt financing. Substantially, expanded operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate.

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

Medical International Technology, Inc.
Consolidated Financial Statements

Contents
Page
Independent Auditors’ Report	8
Financial Statements
Consolidated Balance Sheet	9-10
Consolidated Statements of Operations	11
Consolidated Statements of Comprehensive Loss	12
Consolidated Statement of Stockholders’ (Deficit)	13
Consolidated Statements of Cash Flows	14
Notes to Consolidated Financial Statements	15-19

Independent Auditors’ Report

Board of Directors
Medical International Technology, Inc.
Montreal, Quebec

We have audited the accompanying consolidated balance sheet of Medical International Technology, Inc. as of September 30, 2003, and the related consolidated statements of operations, stockholders' (deficit), and cash flows, for the two years ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. as of September 30, 2003, and the results of its operations, and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

Jonathon P. Reuben,
Certified Public Accountant
Torrance, California
January 20, 2004

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED BALANCE SHEET

September 30,
2003
Assets

Current Assets
Cash and cash equivalents	$12,199
Accounts receivable	12,972
Inventories	67,625
Receivable from related parties	82,697
Receivable from taxing authorities	8,261
Research credit receivable	152,078
Prepaid expenses	20,484

Total Current Assets	356,316

Property and Equipment
Tooling and machinery	204,048
Furniture and office equipment	59,372
Leasehold improvements	22,163
285,583
Less accumulated depreciation	(75,953)
209,630

Other Assets
Intangible assets subject to amortization
Patents (net of accumulated amortization of $368)	2,263

Total Assets	$ 568,209

The accompanying notes are an integral part of these financial statements.
10

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED BALANCE SHEET

September 30,
2003
Liabilities and Stockholder's (Deficit)

Current Liabilities
Unearned income	$61,604
Accounts payable	168,643
Accrued expenses	41,403
Taxes payable	5,775
Loans payable - related parties	571,902
Current portion of long-term debt	20,880

Total Current Liabilities	870,207

Long-term debt	24,111

Total Liabilities	894,318

Redeemable Class E Stock (Note 5	-

Stockholder's (Deficit)

Preferred Stock, $.0001 par value; 3,000,000 shares authorized;
none issued and outstanding shares as of September 30, 2003	-
Common Stock, $.0001 par value; 30,000,000 shares authorized;
issued and outstanding 21,715,600 shares
as of September 30, 2003	2,172
Additional paid-in capital	2,069,679
Retained deficit	(2,376,682)
Other comprehensive income (loss)	(21,278)

Total Stockholder's (Deficit)	(326,109)

Total Liabilities and Stockholder's (Deficit)	$ 568,209

The accompanying notes are an integral part of these financial statements.
11

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	September 30,
	2003	2002

Sales	$ 346,648	$33,011
Cost of sales	(135,480)	(16,343)
Gross profit	211,168	16,668

Research and development costs	267,489	145,658
Selling, general, and administrative expenses	1,578,941	369,859

Net loss from operations	(1,635,262)	(498,849)

Other income (expense)
Interest income	587	3,157
Interest expense	(61,746)	(26,156)

Net loss	$ (1,696,421)	$ (521,848)

Basic (Loss) Per Share	$ (0.09)	$ (0.03)

Basic weighted average shares outstanding	19,270,454	18,105,081

The accompanying notes are an integral part of these financial statements.
12

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended
	September 30,
	2003	2002

Net loss	$ (1,696,421)	$(521,848)

Other comprehensive income (loss)
Foreign currency translation adjustment	(29,164)	7,886

Net comprehensive loss	$ (1,725,585)	$ (513,962)

The accompanying notes are an integral part of these financial statements.
13

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balance - September 30, 2001	18,030,188	$ 1,803	$485,695	$(158,413)
Shares issued for cash	87,086	9	117,582	-
Shares issued for services	99,526	10	89,076	-
Net loss for the year ended September 30, 2002	-	-	-	(521,848)
Balance - September 30, 2002	18,216,800	1,822	692,353	(680,261)
Shares issued for cash	600,000	60	187,984	-
Shares issued for services	2,898,800	290	1,189,342	-
Net loss for the year ended September 30, 2003	-	-	-	(1,696,421)

Balance - September 30, 2003	21,715,600	$ 2,172	$ 2,069,679	$ (2,376,682)

The accompanying notes are an integral part of these financial statements.
14

MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2003	2002
Cash Flows from Operating Activities
Net Loss	$(1,696,421)	$(521,848)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	41,170	25,765
Amortization expense	160	148
Common stock issued for consulting and legal services	1,189,632	-
Accrued interest expense on indebtedness	22,704	-
Proceeds on sales of products in production	-	43,800
(Increase) Decrease in Assets
(Increase) in accounts receivable	(7,188)	(4,568)
(Increase) decrease in receivable from taxing authorities	10,724	(156,829)
Decrease in research credit receivable	32,142	-
(Increase) in inventories	(46,474)	(15,262)
(Increase) in prepaid expenses	(6,303)	(9,221)
Increase (Decrease) in Liabilities
Increase in unearned income	13,570	-
Increase in accounts payable and accrued expenses	81,008	83,357
Net cash used in operating activities	(365,276)	(554,658)
Cash Flows from Investing Activities
Equipment acquisition	(2,379)	(19,904)
Net cash used in investing activities	(2,379)	(19,904)
Cash Flows from Financing Activities
Gross proceeds from private offering	188,044	206,675
Advances from related parties	285,068	72,285
Reduction in amounts due to related parties	(93,457)	(19,087)
Advances to related parties - other	-	(17,220)
Principal reduction on small business loan	(45,290)	(13,282)
Net cash provided by financing activities	334,365	229,371
Effect of exchange rates on cash	4,385	9,193
Net Decrease in Cash and Cash Equivalents	(28,905)	(335,998)
Beginning Balance - Cash and Cash Equivalents	41,104	377,102
Ending Balance - Cash and Cash Equivalents	$ 12,199	$ 41,104

Supplemental Information:
	For the Year Ended
	September 30,
	2003	2002
Cash Paid For:
Interest Expense	$ 17,155	$ 1,019
Income Taxes	$ -	$ -

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

Note 2 – Summary of Significant Accounting Policies

Principles of consolidation

The accompanying financial statements include the accounts and transactions of Medical International Technology, Inc. and its wholly owned subsidiary, Medical International Technologies (MIT Canada) Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.

Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of September 30, 2003, the Company did not establish any reserve for doubtful accounts.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the year ended September 30, 2003 and 2002 were $41,170 and $25,765, respectively.

Intangible assets

Patents are being amortized over their remaining lives ranging from 9.5 years through 17 years.

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

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO FINANCIAL STATEMENTS
(continuation)

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

Long-Lived Assets

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company has adopted this standard and its adoption had no significant effect on the Company's financial statements.

Reclassification

Certain amounts in September 30, 2002 have been reclassified to conform to the September 30, 2003 presentation. Such reclassification had no effect on net income as previously reported.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2003. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer.

Advertising

The Company expenses all advertising as incurred. For the years ended September 30, 2003 and 2002, the Company charged operations $84,172 and $9,100, respectively.

New Accounting Pronouncements

The FASB recently issued the following statements:

FASB 148 - Accounting for Stock-Based Compensation – Transition and
Disclosure and amendment of FASB Statement No. 123
FASB 150 - Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity

These FASB statements did not have, or are not expected to have, a material impact on the Company’s financial position and results of operations

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO FINANCIAL STATEMENTS
(continuation)

Note 3 – Inventories

Inventories at September 30, 2003 consist of the following:
Raw materials $ 50,355
Work in process 6,773
Finished goods 10,497
Total $ 67,625

Note 4 – Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations.

Research and development expenses are as follows:

	September 30,
	2003	2002
R&D Costs	$ 397,972	$ 303,717
Less Credit	(130,483)	(158,059)
	$ 267,489	$ 145,658

Note 5 – Intangible Assets

As of September 30, 2003 the Company has intangible assets totaling $2,263. Amortization expenses for the year ended September 30, 2003 and 2002 were $160 and $148, respectively.

Intangible assets consist of the following:

September 30, 2003
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$2,631	$368	$2,263	9.5 through 17

September 30, 2002
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$2,255	$167	$2,088	17.0

Estimated amortization expense for each of the next five years ended September 30, is as follows:
2004	$233
2005	$233
2006	$233
2007	$233
2008	$ 233
Total	$1,165

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO FINANCIAL STATEMENTS
(continuation)

Note 6 – Related Party Transactions

a) Redeemable Class E Stock
Class E shares have no voting rights, and are redeemable at the discretion of the holder at the price equal to the consideration received.
b) Related Party Advances
The Company has borrowed from shareholders and corporations owned by shareholders. These loans are non-
interest bearing and due upon demand. In addition, the Company has advanced funds to other corporations owned by shareholders. These loan are also non-interest bearing and due upon demand.

c) Consulting Services
For the year ended September 30, 2003 the Company paid consulting services to an officer of the Company and a related entity of $16,702 and $50,341, respectively.

Note 7 - Income Taxes

The Company has losses for the year ended September 30, 2003 totaling $2,376,682. These losses can be used against future taxable income through which expires in various years through 2023.

An allowance has been provided for that reduced the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize. Valuation allowance for 2003 increased by the net operating loss for 2003 of $1,696,421.

Note 8 - Stockholders' (Deficit)

Issuance of Common Stock

For the year ended September 30, 2003, the Company received $188,044 in exchange for issuing 600,000 of its common stock. The Company issued 2,898,800 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $1,189,632, the market value of the services rendered, which were charged to operations.

Preferred Stock

As of September 30, 2003 there were no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Note 9 - Operating Leases

The Company leases its office under an operating lease that expires in October 31, 2005. The Company also leases its telephone system under an operating lease that expires on April 30, 2005. Rent expense for the year ended September 30, 2003 and 2002 were $19,058 and $19,517, respectively.

Future minimum lease commitments pertaining to these leases expire as follows:

September 30, 2004	$19,282
September 30, 2005	$ 1,530

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO FINANCIAL STATEMENTS
(continuation)

Note 10. Loans Payable - Related Parties

On January 31, 2002, Idee International R&D, Inc. a Company wholly owned by a majority shareholder of MIT, sold the Company tooling, machinery, and other property for $146,331. The purchase price, in addition to an outstanding loan of approximately $82,408 due Idee have been combined and are evidenced by a non-recourse promissory note bearing interest at an annual rate of 11.5%. Principal and accrued interest are payable on demand, only after the Company becomes profitable and the repayment of such loan does not impact the Company’s ability to operate and meet its normal obligations.

During the year ended September 30, 2003 and 2002, the Company paid approximately zero and $19,000 in principal and $22,704 and $23,000 in accrued interest on this loan, respectively. The balance of the loan at September 30, 2003 is $268,173.

Note 11. Notes Payable

The Company has a small business loan with the Bank of Montreal. The loan is payable in monthly principal payments of $1,740 and interest assessed at a variable interest rate of 3% over the Bank’s prime lending rate. The loan is secured by equipment and other tangible property owned by the Company. The loan matures on August 29, 2006. The balance of the loan at September 30, 2003 is $44,991.

A schedule of maturities of long-term debt for each of the following five years follows:

September 30, 2004	$ 20,880
September 30, 2005	20,880
September 30, 2006	3,231
September 30, 2007	-
September 30, 2008	-
Total	$ 44,991

Note 12. Unearned Income

On September 24, 2002, the Company entered into a 3 year distributing agreement with WLT Distributors Inc. (WLT) under which the Company will sell its products to WLT for resale. Under the terms of the agreement, WLT is required to make an advance payment equal to 30% of the price of the products ordered prior to their shipment. For the year ended September 30, 2003 and 2002 the Company received $61,604 and $43,800, respectively, as an advance toward an order in process. The payments have been recorded as a liability and will be credited to operations as the order ships.

Note 13. Subsequent Events (Unaudited)

The Company issued 3,577,000 shares of its common stock for consulting and legal services through December 22, 2003 for $876,810 equaling the fair market value of the services rendered at the date of issuance.

On May 14, 2003 the Company issued 100,000 common shares for services rendered. Due to the lack of value of the shares issued, the creditor has requested additional shares to be issued to make up for the shortfall. The total amount in dispute is $46,537. The Company is currently negotiating the number of additional shares to issue to resolve the dispute. The ultimate resolution of this action is not expected to have a material adverse effect on the Company’s financial position.

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

Controls and Procedures

Medical International Technology, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	POSITION(S)	TENURE
Karim Menassa	Chairman, President, Director	June 27, 2002 to present
Michel Bayouk	Secretary, Director	June 27, 2002 to present

Mr. Karim Menassa , age 52, serves as the President of Medical International Technology, Inc. Mr. Menassa also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Menassa has developed many state-of-the-art, efficient and reliable devices, and has marketed various medical devices in more than 60 countries. Mr. Menassa obtained a degree in Precision Mechanics Design from the Instituto Salesiano Don Bosco in Cairo, Egypt.

Mr. Michel Bayouk, age 57, serves as the Secretary of Medical International Technology, Inc. Mr. Bayouk also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Bayouk is a Chartered Accountant and has been involved in financial auditing since 1970 The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Medical International Technology, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

Medical International Technology, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best knowledge of the Company, based on reports received pursuant to rule16a-3(e) of the 1934 act, all reports required to be filed pursuant to rule 16a-3(e) were filed as of the date of this report.

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended September 30, 2003, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Compensation Summary

			SUMMARY COMPENSATION TABLE
		Annual Compensation			Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Karim Menassa (1)	2003	0	0	16,702	0	0	0	50,341
President and Director
	2002	0	0	0	0	0	0	0

Michel Bayouk (2)	2003	0	0	0	179,250	0	0	0
Secretary and Director
	2002	0	0	0	0	0	0	0

Notes:

(1)

The Company paid consulting services of $16,702 to Karim Menassa, our President and $50,341 to 2849674 Canada, Inc. a company controlled by Mr. Menassa.

(2)

A total of 450,000 common shares were issued to 9117-2221 Quebec, Inc., a company 50% owned by Michel Bayouk and 50% owned by an unrelated party, for services. These shares are restricted and were valued at the average market price on the dates issued.

As of September 30, 2003, we had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Subsequent to September 30, 2003, the Company has issued 1,050,000 common shares to Michel Bayouk, a company controlled by him and a company 50% owned by Michel Bayouk and 50% owned by an unrelated party, for services. These shares are restricted and were valued the average market price on the dates issued for $268,000.

Subsequent to September 30, 2003, the Company has issued 2,000,000 common shares to Karim Menassa or companies controlled by him for services. These shares are restricted and were valued the average market price on the dates issued for $520,000.

Compensation of Directors

There was no compensation paid to any directors of Medical International Technology, Inc. as director’s fees.

Employment Agreements

No formal employment agreements currently exist with any officer or employee.

Long-Term Incentive Plan

None

Medical International Technology, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as of December 24, 2003:

Name and Address	Amount and Nature	Percent
of Beneficial Holder	of Beneficial Ownership
Karim Menassa	2,000,000 shares (1)	8.0%
President, Director
2281 Guenette, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Michel Bayouk	1,560,000 shares (2)	6.2%
Secretary, Director
2281 Guenette, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9
Officers and Directors as a Group	3,560,000 shares	14.2%
Total issued and outstanding as of December 24, 2003 was 25,092,600 shares.

Notes:

(1) 2849674 Canada, Inc. holds 1,000,000 common shares and is controlled by Karim Menassa. The other
1,000,000 common shares are held directly by Karim Menassa.
(2) 165029 Canada, Inc. holds 200,000 common shares and is controlled Michel Bayouk. 9117-2221
Quebec, Inc. holds 750,000 common shares and is a company 50% owned by Michel Bayouk and 50%
owned by an unrelated party, the other 610,000 common shares are held directly by Michel Bayouk.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Currently, 10,500,000 common shares are held by our wholly owned subsidiary Medical International Technology (MIT Canada) Inc. These shares were used for the acquisition of the operations of MIT Canada in July of 2002. The shares are subject to distribution to approximately 24 shareholders upon their conversion of preferred shares in MIT Canada, Inc., pursuant to the acquisition agreement. These shareholders include Karim Menassa, our President and Director, and two companies controlled by him. If converted, Mr. Menassa and the related companies would beneficially own 8,058,225 common shares ( 32.1% ) of Medical International Technology, Inc.

Medical International Technology, Inc.

Certain Relationships and Related Transactions

The Company has borrowed from shareholders, officers and corporations (controlled by Karim Menassa, our President). These loans are non-interest bearing and due upon demand. In addition, the Company has advanced funds to other corporations owned by shareholders. These loan are also non-interest bearing and due upon demand. For the year ended September 30, 2003 Idee International R&D, Inc. ("Idee") advanced the Company $19,696. Idee is wholly owned by the Company’s President.

For the year ended September 30, 2003 the Company paid consulting services of $16,702 to Karim Menassa, our President and $50,341 to 2849674 Canada, Inc a company controlled by Mr. Menassa..

On January 31, 2002, Idee International R&D, Inc. a Company wholly owned by Karim Menassa, our President and Derector, sold the Company tooling, machinery, and other property for $146,331. The purchase price, in addition to an outstanding loan of approximately $82,408 due Idee have been combined and are evidenced by a non-recourse promissory note bearing interest at an annual rate of 11.5%. Principal and accrued interest are payable on demand, only after the Company becomes profitable and the repayment of such loan does not impact the Company’s ability to operate and meet its normal obligations. During the year ended September 30, 2003 and 2002, the Company paid approximately zero and $19,000 in principal and $22,704 and $23,000 in accrued interest on this loan, respectively. The balance of the loan at September 30, 2003 is $268,173.

Medical International Technology, Inc.

Exhibits and Reports on Form 8-K

On January 17, 2003, the company filed a report on form 8-K/A disclosing a Change in Registrant's Certifying Accountant; as occurring January 6, 2003, which is hereby incorporated by reference.

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

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2003 and 2002 were:$10,500 and$10,852 , respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2003 and 2002 were: $ 0 and $ 0 , respectively.

The nature of the services comprising the fees herein disclosed are: none provided.

(3) Tax Fees

The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2003 and 2002 were: $ 0 and $ 0 , respectively.

The nature of the services comprising the fees herein disclosed are: none provided

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2003 and 2002.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2003. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Medical International Technology, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.
Registrant

Date: February 3, 2004	By: \s\ Karim Menassa, President
Karim Menassa, President and Principal Executive Officer

Date: February 3, 2004	By: \s\ Michel Bayouk, Secretary
Michel Bayouk, Secretary and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 3, 2004	By: \s\ Karim Menassa, President
Karim Menassa, President, Director
Date: February 3, 2004	By: \s\ Michel Bayouk, Secretary
Michel Bayouk, Secretary, Director

CERTIFICATION

I, Karim Menassa, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Medical International Technology, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2004

/s/ Karim Menassa
- -----------------------------
Karim Menassa
Principal Executive Officer

CERTIFICATION

I, Michel Bayouk, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Medical International Technology, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2004

/s/ Michel Bayouk
- -----------------------------
Michel Bayouk
Principal Accounting Officer