Form 10QSB
period 2003-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2004-02-17
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

The number of shares outstanding of each of the issuer's classes of common equity as of
December 31, 2003 - 25,092,600 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	Medical International Technology, Inc.
	Quarterly Financial Report

	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheet, December 31, 2003 (unaudited)	4

	Consolidated Statements of Operations,
	three-months ended December 31, 2003 and 2002 (unaudited)	5

	Consolidated Statements of Cash Flows,
	three-months ended December 31, 2003 and 2002 (unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	11

Item 3.	Controls and Procedures	13

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Change in Securities	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

CERTIFICATIONS		16

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheet
for the 3-month period ending
December 31, 2003
(Unaudited)

and

Consolidated Statements of Operation
for the 3-month period ending
December 31, 2003 and 2002
(Unaudited)

and

Consolidated Statements of Cash Flows
for the 3-month period ending
December 31, 2003 and 2002
(Unaudited)

and

Notes to Unaudited Consolidated Financial Statements

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Balance Sheet
December 31, 2003
(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,731
Accounts receivable	1,287
Inventories	87,863
Receivable from related parties	92,822
Receivable from taxing authorities	3,412
Research tax credit receivable	159,009
Prepaid expenses	19,485
Total Current Assets	371,609

Property and Equipment
Tooling and machinery	213,348
Furniture and office equipment	62,078
Leasehold improvements	23,173
298,599
Less accumulated depreciation	(90,970)
207,629
Other Assets
Intangible assets subject to amortization
Patents (net accumulated amortization of $453)	5,011
Total Assets	$ 584,249

Liabilities and Stockholders' (Deficit)
Current Liabilities
Cash overdraft	$24,453
Unearned income	58,184
Accounts payable	115,095
Accounts payable - related parties	22,777
Accrued expenses	24,219
Taxes payable	577
Loans payable - related parties	403,754
Loans payable	273,803
Current portion of long-term debt	20,880
Total Current Liabilities	943,742
Long-term debt	22,129
Total Liabilities	965,871
Redeemable Class E Stock	-
Stockholders' (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
none issued and outstanding as of December 31, 2003	-
Common stock, $.0001 par value; 30,000,000 shares authorized;
issued and outstanding 25,092,600 shares as of December 31, 2003	2,510
Additional paid-in capital	2,912,151
Retained deficit	(3,260,292)
Other comprehensive loss	(35,991)
Total Stockholders' (Deficit)	(381,622)

Total Liabilities and Stockholders' (Deficit)	$ 584,249

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Statements of Operations

	For the Three-Months Ended
	December 31,
	2003	2002
	(Unaudited)	(Unaudited)

Sales	$43,893	$ 126,464
Cost of sales	(17,282)	(62,797)
Gross profit	26,611	63,667

Research and development costs	(25,351)	-
Selling, general, and administrative expenses	(33,985)	(141,928)

Net loss before consulting fees	(32,725)	(78,261)

Consulting fees, non-cash	(842,810)	(2,000)

Net loss from operations	(875,535)	(80,261)

Other Income (Expense)
Interest income	-	517
Interest expense	(8,074)	(8,996)

Net loss	$ (883,609)	$ (88,740)

Basic loss per share	$ (0.04)	$ (0.00)

Basic weighted average shares outstanding	24,600,314	18,219,191

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Statements of Cash Flows

	For the Three-Months Ended
	December 31, 2003	December 31, 2002
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(883,609)	$(88,740)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	11,480	9,302
Amortization expense	69	106
Common stock issued for consulting and legal services	842,810	2,000
(Increase) Decrease in Assets
(Increase) decrease in accounts receivable	28,335	(33,942)
Decrease in receivable from taxing authorities	10,054	-
(Increase) decrease in inventories	(45,536)	11,852
(Increase) in research tax credit receivable	(12,953)	-
(Increase) in prepaid expenses	(63,824)	-
Increase (Decrease) in Liabilities
Increase in cash overdraft	27,076	-
Increase (decrease) in unearned income	431	(43,800)
Increase in accrued interest	7,266	8,035
Increase (decrease) in accounts payable and accrued expenses	(12,033)	18,098

Net Cash Used in Operating Activities	(90,434)	(117,089)

Cash Flows from Financing Activities
Advances from related parties	16,699	282,860
Advances from loans payable	54,071	-
Reduction in amounts due to related parties	(827)	(166,702)
Principal reduction on small business loan	(4,032)	(3,324)

Net Cash Provided by Financing Activities	65,911	112,834

Effect of exchange rates on cash	20,055	(97)

Net Decrease in Cash and Cash Equivalents	(4,468)	(4,352)
Beginning Balance - Cash and Cash Equivalents	12,199	41,104
Ending Balance - Cash and Cash Equivalents	$ 7,731	$ 36,752

Supplemental Information:
Cash Paid For:
Interest Expenses	$ 1,116	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc. Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Medical International Technology, Inc. (the "Company") Form 10-KSB for the year ended September 30, 2003, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

Note 2 – Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts and transactions of Medical International Technology, Inc. and its wholly owned subsidiary, Medical International Technologies (MIT Canada) Inc. Intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translations

The Company operates out of its offices in Montreal, Canada and maintains its books and records in Canadian Dollars. The consolidated financial statements herein have been converted into U.S. Dollars. Balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts have been are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of December 31, 2003, the Company did not establish any reserve for doubtful accounts.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three-months ended December 31, 2003 and 2002 were $11,480, and $9,302, respectively.

Intangible assets

Patents are being amortized over their respective remaining lives ranging from 9.5 years through 17 years.

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

Long-Lived Assets

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company has adopted this standard and its adoption had no significant effect on the Company's financial statements

Reclassification

Certain amounts in December 31, 2002 have been reclassified to conform to the December 31, 2003 presentation. Such reclassification had no effect on net income as previously reported.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2003. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer.

Medical International Technology, Inc. Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Note 3 - Intangible Assets

Amortization expense for the three-months ended December 31, 2003 and 2002 were $69, and $106, respectively.

Intangible assets consist of the following:

December 31, 2003
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$5,464	$453	$5,011	9.5 to 17

December 31, 2002
Weighte
d
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$2,258	$273	$1,985	17

Estimated amortization expense for each of the next five years ended December 31, is as follows:

2004	$226
2005	226
2006	226
2007	226
2008	226
Total	$1,130

Note 4 - Stock Activity

For the three-months ended December 31, 2003, the Company issued 3,377,000 shares of its common stock for consulting services. The value assigned to these shares totaled $842,810 based upon the market value of the shares on the date of issuance. Of the 3,377,000, 3,050,000 were issued to the Company’s officers, directors and other related parties.

Note 5 - Related Party Transactions

For the three-months ended December 31, 2003, the Company paid consulting services to both of its officers, directors and other related parties through the issuance of 3,050,000 shares valued at $788,000 based upon the market value of the shares on the date of issuance.

Note 6 – Commitment and Contingency

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

Medical International Technology, Inc. Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Note 7 - Subsequent Events

The Company issued 52,800 shares of its common stock for consulting services through January 21, 2004 for $6,864 equaling the fair market value of the services rendered at the date of issuance.

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

Results of Operations for the Three-Months ended December 31, 2003 and 2002

For the three-months ended December 31, 2003, the Company experienced a net loss from operations of $883,609, which primarily comprised of research and development expenses of $25,351 and selling, general and administrative expenses of $876,795 of which $842,810 was incurred for consulting fees paid through the issuance of 3,377,000 shares of the Company’s common stock. For the three-months ended December 31, 2002, the Company’s net loss from operations was $88,740.

For the three-months ended December 31, 2003, the Company experienced a reduction in sales of $ 82,571 compared to sales for the same period last year. Sales for the three-months ended September 30, 2003 were $43,893. Sales for the three- months ended September 30, 2002 were $126,464. As of December 31, 2003, the Company had received $58,184 as advances towards future sales pertaining to its distribution agreement with WLT Distributors Inc. Gross profit for the three-months ended December 31, 2003 was $26,611 or 61% of sales as compared to 50% for the same period last year.

Selling, general and administrative expenses for the three-months ended December 31, 2002 was $143,928. The increase in selling, general and administrative expenses in 2003 as compared to 2002 of $732,867 ($876,795 in 2003 compared $ 143,928 in 2002) is primarily due to the increase in consulting fees of $797,193 and the decrease in advertising expenses of $35,437.

Included in consulting fees for the three-months ended December 31, 2003 is $788,000 that was paid to officers and other related parties through the issuance of 3,050,000 shares of the Company’s common stock and were paid as follows:

The Company has issued 1,050,000 common shares to Michel Bayouk, a company controlled by him and a company 50% owned by Michel Bayouk and 50% owned by an unrelated party, for services. These shares are restricted and were valued the average market price on the dates issued for $268,000.

The Company has issued 2,000,000 common shares to Karim Menassa or companies controlled by him for services. These shares are restricted and were valued the average market price on the dates issued for $520,000

Sales for the three-months ended December 31, 2002 were $126,464. Gross profit for same period was $63,667 or 50% of sales. Consulting fees for the three-months ended December 31, 2002 totaled $45,617 of which $2,000 were paid through the issuance of 20,000 shares of the Company’s common stock.

Liquidity and Capital Resources

For the three-months ended December 31, 2003 the Company’s cash position decreased by $4,468. The Company used $90,434 in its operations and realized $65,911 from financing activities. Financing activities included the receipt of a total of $70,770 from related parties, repayments to related parties of $827 and principal reduction in its business loan of $4,032

For the three-months ended December 31, 2002 the Company’s cash position decreased by $4,352. The Company used $117,089 in its operations and realized $112,834 from financing activities. Financing activities included the receipt of a total of $282,860 from related parties, repayments to related parties of $166,702 and principal reduction in its business loan of $3,324.

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

This periodic report may contain both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

Medical International Technology, Inc. Quarterly Financial Report

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

Medical International Technology, Inc. Quarterly Financial Report

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities

The following Equity Securities issued or sold during the period covered by this report were not registered under the Securities Act: The Company issued 52,800 shares of its common stock for consulting services through January 21, 2004 for $6,864 equaling the fair market value of the services rendered at the date of issuance.

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

Medical International Technology, Inc.
Registrant

Date: February 14, 2004	By: \s\ Karim Menassa, President
Karim Menassa, President and Principal Executive Officer

Date: February 14, 2004	By: \s\ Michel Bayouk, Secretary
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

Date: February 14, 2004

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

Date: February 14, 2004

/s/ Michel Bayouk
- -----------------------------
Michel Bayouk
Principal Accounting Officer