Form 10QSB
period 2004-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2004-06-15
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2004 - 25,170,400 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Medical International Technology, Inc.

Quarterly Financial Report

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheet, March 31, 2004 (Unaudited)	4

	Consolidated Statements of Operations,
	three-months ended March 31, 2004 and 2003 (Unaudited),
	six-months ended March 31, 2004 and 2003 (Unaudited)	5

	Consolidated Statements of Cash Flows,
	six-months ended March 31, 2004 and 2003 (Unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	10

Item 3.	Controls and Procedures	11

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Defaults Upon Senior Securities	12

Item 3.	Submission of Matters to a Vote of Security Holders	12

Item 4.	Other Information	12

Item 5.	Exhibits and Reports on Form 8-K	12

SIGNATURES		12

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Consolidated Balance Sheet March 31, 2004 (Unaudited)

and

Consolidated Statements of Operations for the 3-month period ended March 31, 2004 and 2003 (Unaudited)

and

for the 6 month period ended March 31, 2004 and 2003 (Unaudited)

and

Consolidated Statements of Cash Flows for the 6-month period ended March 31, 2004 and 2003 (Unaudited)

and

Notes to Unaudited Consolidated Financial Statements

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Balance Sheet

		March 31, 2004

		(Unaudited)
Assets
Current Assets
Cash and cash equivalents		$25,357
Inventories		69,852
Receivable from related parties		69,912
Research tax credit receivable		111,210

Total Current Assets		276,331

Property and Equipment
Tooling and machinery		210,768
Furniture and office equipment		61,328
Leasehold improvements		22,893

		294,989
Less accumulated depreciation		(102,450)

		192,539

Other Assets
Intangible assets subject to amortization
Patents (net accumulated amortization of $	509)	4,955

Total Assets		$473,825

Liabilities and Stockholders' (Deficit)
Current Liabilities
Unearned income		$55,555
Accounts payable		125,367
Accounts payable - related parties		15,000
Accrued expenses		5,107
Loans payable - related parties		380,175
Loans payable		273,803
Current portion of long-term debt		20,880

Total Current Liabilities		875,887

Long-Term Debt		17,625

Total Liabilities		893,512

Redeemable Class E Stock		-
Stockholders' (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
none issued and outstanding as of December 31, 2003		-
Common stock, $.0001 par value; 30,000,000 shares authorized;
issued and outstanding 25,170,400 shares as of March 31, 2004		2,517
Additional paid-in capital		2,950,870
Retained (deficit)		(3,365,078)
Other comprehensive loss		(7,996)

Total Stockholders' (Deficit)		(419,687)

Total Liabilities and Stockholders' (Deficit)		$473,825

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Statements of Operations

	For the Three-Months Ended		For the Six-Months Ended
	March 31,		March 31
	2004	2003	2004	2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$49,467	$59,218	$93,360	$185,682
Cost of sales	(24,220)	(30,338)	(41,502)	(93,135)

Gross profit	25,247	28,880	51,858	92,547

Research and development costs	(34,970)	-	(60,321)	-
Selling, general, and administrative expenses	(45,777)	(260,013)	(79,762)	(304,766)

Net loss before consulting fees	(55,500)	(231,133)	(88,225)	(212,219)

Consulting fees, non-cash	(38,726)	-	(881,536)	(99,175)

Net loss from operations	(94,226)	(231,133)	(969,761)	(311,394)

Other Income (Expense)
Interest income	8	-	8	517
Interest expense	(10,568)	(9,522)	(18,642)	(18,518)

Net loss	$(104,786)	$(240,655)	$(988,395)	$(329,395)

Basic loss per share	$ *	$(0.01)	$(0.04)	$(0.02)

Basic weighted average shares outstanding	24,678,114	18,407,022	24,678,114	18,313,284

* Less than $(0.01) loss per share

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Statements of Cash Flows

	For the Six-Months Ended
	March 31, 2004	March 31, 2003

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(988,395)	$(329,395)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	22,960	19,314
Amortization expense	124	218
Common stock issued for consulting and legal services	881,536	99,175
Accrued interest expense on indebtedness	5,107	10,078
(Increase) Decrease in Assets
Decrease in accounts receivable	29,622	834
Decrease in receivable from taxing authorities	48,312	131,834
(Increase) in inventories	(27,526)	(115,995)
(Increase) in prepaid expenses	-	(3,552)
Increase (Decrease) in Liabilities
(Decrease) increase in unearned income	(2,198)	42,099
Increase (decrease) in accounts payable and accrued expenses	22,494	110,161

Net Cash Used in Operating Activities	(7,964)	(35,229)

Cash Flows from Investing Activities
Equipment acquisition	(3,610)	(1,852)

Net cash Used in Investing Activities	(3,610)	(1,852)

Cash Flows from Financing Activities
Advances from loans	37,372	-
Advances from related parties	16,699	301,979
Advances and repayments to related parties	(7,707)	(217,939)
Principal reduction on small business loan	(8,536)	(6,811)

Net Cash Provided by Financing Activities	37,828	77,229

Effect of exchange rates on cash	(13,096)	4,664

Net Increase in Cash and Cash Equivalents	13,158	44,812
Beginning Balance - Cash and Cash Equivalents	12,199	41,104

Ending Balance - Cash and Cash Equivalents	$25,357	$85,916

Supplemental Information:
Cash Paid For:
Interest Expenses	$9,343	$8,440

Income Taxes	$-	$-

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

Foreign Currency Translations

The Company operates out of its offices in Montreal, Canada and maintains its books and records in Canadian Dollars. The consolidated financial statements herein have been converted into U.S. Dollars. Balance sheet accounts are translated at exchange rates in effect at the end of the period and income statement accounts have been translated at average exchange rates for the period. Translation gains and losses are included as a separate component of stockholders’ equity.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of March 31, 2004 , the Company did not establish any reserve for doubtful accounts.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three-months ended March 31, 2004 and 2003 were $11,480, and $10,230, respectively. Depreciation expense for the six-months ended March 31, 2004 and 2003 were $22,960, and $19,314, respectively.

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

Long-Lived Assets

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company has adopted this standard and its adoption had no significant effect on the Company's financial statements Reclassification

Certain amounts in March 31, 2003 have been reclassified to conform to the March 31, 2004’s presentation. Such reclassification had no effect on net income as previously reported.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer.

Medical International Technology, Inc. Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Note 3 - Intangible Assets

Amortization expense for the Six-months ended March 31, 2004 and 2003 were $125, and $218, respectively.

Intangible assets consist of the following:

March 31, 2004
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$5,464	$509	$4,955	9.5 to 17

March 31, 2003
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$2,419	$406	$2,013	11

Estimated amortization expense for each of the next five years ended December 31, is as follows:

2004	$226
2005	226
2006	226
2007	226
2008	226

Total	$1,130

Note 4 - Stock Activity

For the six-months ended March 31, 2004, the Company issued 3,454,800 shares of its common stock for consulting services. The value assigned to these shares totaled $881,536 based upon the market value of the shares on the date of issuance. Of the 3,454,800, 3,050,000 were issued to the Company’s officers, directors and other related parties.

Note 5 - Related Party Transactions

For the six-months ended March 31, 2004, the Company paid consulting services to both of its officers, directors and other related parties through the issuance of 3,050,000 shares valued at $788,000 based upon the market value of the shares on the date of issuance.

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

Results of Operations for the Three-Months ended March 31, 2004 and 2003

For the three-months ended March 31, 2004, the Company experienced a net loss from operations of $104,786, which primarily comprised of research and development expenses of $34,970, selling, general and administrative expenses of $45,777 and consulting fees of $38,726. The Company experienced a reduction in sales of $9,751 compared to sales for the same period last year. Gross profit for the three-months ended March 31, 2004 was $25,247 or 51% of sales as compared to 49% for the same period last year.

For the three-months ended March 31, 2003, the Company’s net loss from operations was $240,655, which primarily comprised of selling, general and administrative expenses of $260,013. The Company experienced an increase in sales of $47,909 as compared to the same period last year. Sales for the three-months ended March 31, 2003 were $59,218. Gross profit for same period was $28,880 or 49% of sales.

Results of Operations for the Six-Months ended March 31, 2004 and 2003

For the six-months ended March 31, 2004, the Company experienced a net loss from operations of $988,395, which primarily comprised of research and development expenses of $60,321, selling, general and administrative expenses of $79,762 and consulting fees of $881,536. The Company experienced a reduction in sales of $92,322 compared to sales for the same period last year. As of March 31, 2004, the Company had received $55,555 as advances towards future sales pertaining to its distribution agreement with WLT Distributors Inc. Gross profit for the six-months ended March 31, 2004 was $51,858 or 56% of sales as compared to 50% for the same period last year.

For the six-months ended March 31, 2003, the Company’s net loss from operations was $329,395, which primarily comprised of selling, general and administrative expenses of $304,766 and consulting fees of $99,175. The Company experienced an increase in sales of $166,478 as compared to the same period last year. The increase is due to the products sold under the various distribution agreements that the Company has with WLT Distributors Inc.

Liquidity and Capital Resources

Cash and cash equivalents increased by $13,158. The Company used $7,964 from its operations and received $37,828 from financing activities. Financing activities included the receipt of a total of $54,071 from related parties, repayments to related parties of $7,707 and principal reduction in its business loan of $8,536

Cash and cash equivalents as of March 31, 2003 increased by $44,812. The Company used $35,229 from its operations and received $77,229 from financing activities. Financing activities included the receipt of $301,979 from related parties, repayments to related parties of $217,939 and principal reduction in its business loan of $6,811.

Medical International Technology, Inc.

Quarterly Financial Report

Management Plan of Operations

Medical International Technology, Inc., is receiving revenues from sales. The company has maintained operations from these revenues and through equity and debt financing. Products are currently developed, assembled and shipped from our facility. Component manufacturing is subcontracted to various suppliers and machine shops. Within the last Quarter MIT has continued to promote its injectors in many countries including the United States of America, MIT has signed four Letters of Intent with Distributors in Taiwan, Thailand and the Philippines. These letters of intent represent a commitment to negotiate distribution agreements in good faith and provide no commitment to purchase product at this time.

MIT is exerting every effort and using its resources to promote its products and to open markets for its technology. As we continue to market our products, we hope to gain broader acceptance of the needle-free injection technology. MIT is continually researching and developing its products to respond to the market needs.

MIT has recently obtained the official certificate of registration from the United States Patent and Trademark office for Trademarks on the use of AGRO-JET (Reg. No. 2,712,089) and MED-JET (Reg. No. 2,798,613).

Medical International Technology, Inc. expects that revenues from existing and developing sales may not meet its liquidity requirements for the next 12 month period at its current level of operations. The company continues to rely on management to develop the business and work to develop sales. Management has and may continue to supplement cash flows from sales with additional equity and debt financing. Substantially, expanded operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate.

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

Medical International Technology, Inc. Quarterly Financial Report

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Defaults Upon Senior Securities
None

Item 3. Submission of Matters to a Vote of Security Holders
Not applicable

Item 4. Other Information
None

Item 5. Exhibits and Reports on Form 8-K

Exhibits

Medical International Technology includes herewith the following exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

Reports on Form 8-K

None, during the period ending March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Registrant
By: \s\	Karim Menassa, President

Karim Menassa, President and Principal Executive Officer

Date: June 10, 2004

By: \s\	Michel Bayouk, Secretary

Michel Bayouk, Secretary and Principal Accounting Officer

Date: June 10, 2004