Form 10QSB
period 2004-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2004-08-16
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2004 – 26,931,808 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Medical International Technology, Inc.

Quarterly Financial Report

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheet, June 30, 2004 (unaudited)	4

	Consolidated Statements of Operations,
	three-months ended June 30, 2004 and 2003 (unaudited),
	nine months ended June 30, 2004 and 2003 (unaudited)	5

	Consolidated Statements of Cash Flows,
	nine-months ended June 30, 2004 and 2003 (unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	11

Item 3.	Controls and Procedures	13

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Defaults Upon Senior Securities	13

Item 3.	Submission of Matters to a Vote of Security Holders	13

Item 4.	Other Information	13

Item 5.	Exhibits and Reports on Form 8-K	14

SIGNATURES		14

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheet for the 3-month period ending June 30, 2004 (Unaudited)

and

Consolidated Statements of Operation for the 3-month period ending June 30, 2004 and 2003 (Unaudited)

and

for the 9 month period ending June 30, 2004 and 2003 (Unaudited)

and

Consolidated Statements of Cash Flows for the 9-month period ending June 30, 2004 and 2003 (Unaudited)

and

Notes to Unaudited Consolidated Financial Statements

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Balance Sheet

June 30, 2004

(Unaudited)
Assets
Current Assets
Cash and cash equivalents		$ 28 024
Inventories		126 236
Receivable from related parties		57 410
Research tax credit receivable		111 210

Total Current Assets		322 880

Property and Equipment
Tooling and machinery		210 768
Furniture and office equipment		61 328
Leasehold improvements		22 893

294 989
Less accumulated depreciation		(113 930)

181 059

Other Assets
Intangible assets subject to amortization
Patents (net accumulated amortization of $	809)	7 846

Total Assets		$ 511 785

Liabilities and Stockholders' (Deficit)
Current Liabilities
Unearned income		$ 79 980
Accounts payable		89 973
Accrued expenses		18 676
Loans payable - related parties		570 013
Loans payable		325 955
Current portion of long-term debt		20 880

Total Current Liabilities		1 105 477

Long-term debt		12 871

Total Liabilities		1 118 348

Redeemable Class E Stock
Stockholders' (Deficit)
Preferred stock, $.0001 par value; 3 000 000 shares authorized;
none issued and outstanding as of December 31, 2003.
Common stock, $.0001 par value; 30 000 000 shares authorized;
issued and outstanding 26 931 808 shares as of June 30, 2004.
Common stock		2 510
Additional paid-in capital		2 912 151
Retained (deficit)		(3 514 377)
Other comprehensive loss		(6 847)

Total Stockholders' (Deficit)		(606 563)

Total Liabilities and Stockholders' (Deficit)		$ 511 785

The accompanying notes are an integral part of these consolidated financial statements			Page 4

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Statements of Operations

	For the three-Months Ended		For the nine Months Ended
	June 30,		June 30
	2004	2003	2004	2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$ 3 348	$ 74 730	$ 96 708	$ 260 412
Cost of sales	(1 611)	(38 052)	(43 113)	(131 187)

Gross profit	1 737	36 678	53 595	129 225

Research and development costs	(72 317)	-	(132 637)	-
Selling, general, and administrative expenses	(69 694)	(719 457)	(149 456)	(1 123 398)

	(142 011)	(719 457)	(282 093)	(1 123 398)

Net loss before consulting fees	(140 274)	(682 779)	(228 498)	(994 173)

Consulting fees, non-cash	-	-	(842 810)	-

Net loss from operations	(140 274)	(682 779)	(1 071 308)	(994 173)

Other Income (Expense)
Interest income	6	64	14	581
Interest expense	(9 031)	(9 145)	(27 673)	(27 663)

Net loss	$ (149 299)	$ (691 860)	$ (1 098 967)	$ (1 021 255)

Basic weighted average shares outstanding	25 132 933	18 417 022	25 132 933	18 313 284

Basic loss per share	$(0.0059)	$(0.0376)	$(0.0437)	$(0.0558)

The accompanying notes are an integral part of these consolidated financial statements				Page 5

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Statements of Cash Flows

For the Nine-Months Ended
	June 30, 2004	June 30, 2003

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$ (1 098 967)	$ (1 021 255)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	35 525	41 397
Common stock issued for consulting and legal services	890,720	502 369
Accrued interest expense on indebtedness	18 676	20 306
(Increase) Decrease in Assets
Decrease (Increase) in accounts receivable	12 972	(1 832)
Decrease in receivable from taxing authorities	49 129	164 349
(Increase) in inventories	(83 909)	(43 828)
(Increase) in prepaid expenses	(2 891)	(3 786)
Increase (Decrease) in Liabilities
Increase in unearned income	22 227	73 364
(Decrease) Increase in accounts payable and accrued expenses	(90 352)	119 999

Net Cash Used in Operating Activities	(246 870)	(148 917)

Cash Flows from Investing Activities
Equipment acquisition	(3,610)	(2 604)

Net cash provided (used) in investing activities	(3,610)	(2 604)

Cash Flows from Financing Activities
Advances from loan	89 524	-
Gross proceeds from private offerings	-	188 044
Advances from related parties	216 537	406 773
Advances and repayments to related parties	(7 707)	(326 439)
Principal reduction on small business loan	(13 290)	(10 888)

Net Cash Provided by Financing Activities	295 064	257 490

Effect of exchange rates on cash	(28 759)	14 196

Net Increase in Cash and Cash Equivalents	15 825	120 165
Beginning Balance - Cash and Cash Equivalents	12 199	41 104

Ending Balance - Cash and Cash Equivalents	$ 28 024	$ 161 269

Supplemental Information:
Cash Paid For:
Interest Expenses	$ 27 673	$ 8 440

Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements		Page 6

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of June 30, 2004 , the Company did not establish any reserve for doubtful accounts.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three-months ended June 30 , 2004 and 2003 were $11,480, and $10,230, respectively.

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

Long-Lived Assets

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company has adopted this standard and its adoption had no significant effect on the Company's financial statements Reclassification

Certain amounts in June 30, 2003 have been reclassified to conform to the June 30, 2004 presentation. Such reclassification had no effect on net income as previously reported.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer.

Medical International Technology, Inc. Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Note 3 - Intangible Assets

Amortization expense for the Nine-months ended June 30, 2004 and 2003 were $809, and $444, respectively.

Intangible assets consist of the following:

June 30, 2004
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$ 8 655	$809	$ 7 846	9.15 to 17

June 30, 2003
Weighte
d
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$ 2 642	$444	$ 2 198	11

Estimated amortization expense for each of the next five years ended December 31, is as follows:

2004	$509
2005	509
2006	509
2007	509
2008	509

Total	$ 2 545

Note 4 - Stock Activity

For the nine-months ended June 30, 2004, the Company issued 3,454,800 shares of its common stock for consulting services. The value assigned to these shares totaled $890,720 based upon the market value of the shares on the date of issuance. Of the 3,454,800, 3,050,000 were issued to the Company’s officers, directors and other related parties.

Note 5 - Related Party Transactions

For the nine-months ended June 30, 2004, the Company paid consulting services to both of its officers, directors and other related parties through the issuance of 3,050,000 shares valued at $788,000 based upon the market value of the shares on the date of issuance.

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

Medical International Technology, Inc. Quarterly Financial Report

Note 7 - Subsequent Events

On July 9, 2004 the company issued 1 100 000 shares of its common stock valued at $110 000. These shares were issued in the amount of 750 000 shares to an unrelated company for services related to the further development of the injector technology; 250 000 shares to Michel Bayouk, a director, as repayment of loans made to the company and 100 000 shares to a company co-owned by Michel Bayouk for accounting services from September 2003 through March 2004.

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

Results of Operations for the Three-Months ended June 30, 2004 and 2003

For the three-months ended June 30, 2004, the Company experienced a net loss from operations of $149 299, which primarily comprised of research and development expenses of $72 317 and selling, general and administrative expenses of $69 694. For the three-months ended June 30, 2003, the Company’s net loss from operations was $691 860.

For the three-months ended June 30, 2004, the Company experienced a reduction in sales of $ 71 382 compared to sales for the same period last year. Sales for the three-months ended March 31, 2004 were $49 467. Sales for the three- months ended March 31 , 2003 were $59 218. As of June 30, 2004, the Company had received $55 555 as advances towards future sales pertaining to its distribution agreement with WLT Distributors Inc. Gross profit for the three-months ended June 30, 2004 was $1 737 or 51% of sales as compared to 49% for the same period last year.

Selling, general and administrative expenses for the three-months ended June 30, 2004 was $69 694. which is favorably compared to the previous year.

Sales for the three-months ended June 30, 2003 were $74 730. Gross profit for same period was $36 678 or 49% of sales.

Liquidity and Capital Resources

For the nine-months ended June 30, 2004 the Company’s cash position increased by $15 825. The Company spent $249 989 to its operations and received $295 064 from its financing activities. Financing activities included the reimbursement of a total of $7 707 to related parties, repayments to related parties of $7 707 and principal reduction in its business loan of $13 290

For the nine-months ended June 30, 2004 the Company’s cash position increased by $120 165. The Company paid $149 914 to its operations and received $257 490 from its financing activities. Financing activities included the repayments of its principal amount of its business loan of $10 888.

Management Plan of Operations

Medical International Technology, Inc. (MIT) is receiving revenues from sales. The company has maintained operations from these revenues and through equity and debt financing. Products are currently developed, assembled and shipped from our facility. Component manufacturing is subcontracted to various suppliers and machine shops.

MIT continues to promote its injectors in many countries including the United States of America. MIT has signed four Letters of Intent with Distributors in Taiwan, Thailand and the Philippines. These letters of intent represent a commitment to negotiate distribution agreements in good faith and provide no commitment to purchase product at this time.

MIT is exerting every effort and using its resources to promote its products and to open markets for its technology. As we continue to market our products, we hope to gain broader acceptance of the needle-free injection technology.

.Medical International Technology, Inc. has recently received an order from its Japanese distributor. Frontier International Co. Ltd., is our distributor in Japan and has placed an order for over 200 of MIT's Needle-Free injectors AGRO-JET to be delivered in the next quarter. Frontier International Ltd. Co., based in Kanagawa, Japan, was established in 1991 and is an importer and distributor of livestock, veterinary equipment and other agricultural products.

Frontier International has been promoting the AGRO-JET in Japan for over six months and has finally completed successfully the first phase of its marketing campaign which has resulted in several orders from livestock producers and integrators in Japan.

MIT has adopted a new approach with potential distributors. New distributors are allowed six months to test the market for the AGRO-JET. MIT is then able better evaluate potential distributors before signing long term Distribution Agreements.

MIT is continually researching and developing its products to respond to the market needs.

MIT has obtained trademark registration in United States on the use of AGRO-JET (Reg. No. 2,712,089) and MED-JET (Reg. No. 2,798,613)..

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
None

Item 2. Defaults Upon Senior Securities
None

Item 3. Submission of Matters to a Vote of Security Holders

Medical International Technology, Inc. conducted an Annual Meeting of Shareholders on July 6, 2004; and discloses herein final voting results as pertaining to the matters voted upon at the annual meeting.

55.74% (15,012,396 of 26,931,808) of the shares outstanding as of the record date were voted.

Proposal One – Elections of Directors:

	YES	NO		ABSTAIN

Karim Menassa	98.41%		0%	1.58%
	14,773,908		0	238,488
Michel Bayouk	98.41%		0%	1.58%
	14,773,908		0	238,488

Proposal Two – Approval of an amendment o the Articles of Incorporation to increase the number of authorized Common Shares from 30,000,000 to 100,000,000:

	YES	NO	ABSTAIN

Increase Common shares authorized	98.38%	1.62%	0%
From 30,000,000 to 100,000,000	14,769,108	243,288	0

Proposal Three – Consideration of other Matters which may come before the meeting:

	YES	NO	ABSTAIN

Consideration of other matters	96.73%	1.32%	1.94%
	14,522,828	198,188	291,380
*No other matters were voted upon at the meeting
Item 4. Other Information
None

Medical International Technology, Inc. Quarterly Financial Report

Item 5. Exhibits and Reports on Form 8-K

Reports on Form 8-K

July 30, 2004 re: Change of the auditing accountant firm

No other reports were filed on form 8-K during this period.

Exhibits

Medical International Technology includes herewith the following exhibits.

Exhibit 10.1 is disclosure of a material contract

10.1	Distribution Agreement with Frontier International Co. LTD.
dated August 25, 2003

Exhibits 31.1, 31.2, 32.1 and 32.2 are officer certifications.

31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Registrant
By: \s\	Karim Menassa, President

Karim Menassa, President and Principal Executive Officer

Date: August 13, 2004

By: \s\	Michel Bayouk, Secretary

Michel Bayouk, Secretary and Principal Accounting Officer

Date: August 13, 2004