Form 10KSB
period 2004-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2005-01-24
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Issuer's revenues for its most recent fiscal year: $31,425

The number of shares outstanding of the Registrant's common stock as of December 16, 2004 was 46,513,018

Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

Medical International Technology, Inc.

Table of Contents

Description of Business	3
Description of Property	5
Legal Proceedings	6
Submission of Matters to a Vote of Security Holders	6
Market for Common Equity and Related Stockholder Matters	6
Management's Discussion and Analysis or Plan of Operations	8
Consolidated Financial Statements	10
Changes In / Disagreements with Accountants on Accounting/Financial Disclosure	25
Controls and Procedures	25
Directors, Executive Officers, Promoters and Control Persons	26
Section 16(a) Beneficial Ownership Reporting Compliance	26
Executive Compensation	27
Security Ownership of Certain Beneficial Owners and Management	28
Certain Relationships and Related Transactions	29
Exhibits and Reports on Form 8-K	29
Index to Exhibits and Reports	29
Principal Accountant Fees and Services	30
Signatures	31

II

Medical International Technology, Inc.

Description of Business

General

Medical International Technology, Inc. was incorporated in the State of Colorado on July 19, 1999. The company has one wholly owned subsidiary, Medical International Technologies (MIT Canada) Canada, Inc., a Canadian company, acquired in June of 2002.

Medical International Technology, Inc. has authorized 100,000,000 shares of common stock, par value $.0001 and 3,000,000 shares of preferred stock, par value $.001. At September 30, 2004; 45,833,015 shares of common stock were issued and outstanding; No preferred shares have been issued.

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
(8) Affordable and economical;
(9) Efficient use of medication used.

Medical International Technology, Inc.

Description of Business (continuation)

Target Products and Market

Animal Sector:

Medical International Technology, Inc. markets the AGRO-JET (Model MIT II, MIT III). The AGRO-JET technology is a low pressure, high performance, semi-automatic needle-free injector intended for the general use of the livestock market. The Models MIT II and MIT III are intended to meet the needs of the piglet market. Piglets are one of the largest markets in the animal sector, because these animals require a large number of injections during their growth.

The Agro-Jet Models MIT VI and X is a product to be marketed in the short term for other animal markets and for which, like the MIT Models MIT II and MIT III, there is a substantial potential for use in Bovine, Swine, Equine and other livestock.

-PET-JET "pen-type" will also be applicable for smaller animals or certain specialized types of livestock. This product will be adapted to the animal market over the long term.

Human Sector:

The MED-JET is a similar product then the AGRO-JET Model MIT II intended for the mass vaccination of humans.

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

Medical International Technology, Inc. intends to target the diabetics market when and if its products are approved for these applications in the various localities. The market potential in this sector is extremely large because there are many diabetics throughout the world and many must inject insulin daily. A secondary market will be the allergy market. The allergy market includes a similar potential, as the number of individuals affected is quite large, as are the variety of allergies that may be involved. We are currently unable to access many of these markets due to the need for additional regulatory approvals in the localities for the various applications.

Marketing and Distribution

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

MIT continues to promote its injectors in many countries including the United States of America. MIT has signed four Letters of Intent with Distributors in Taiwan, Thailand and the Philippines. These letters of intent are now considered by MIT potential distributors consistent with our new approach previously discussed.

Medical International Technology, Inc.

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

On September 24, 2002, Medical International Technology, Inc. entered into several 3 year distributing agreements with WLT Distributors Inc. (WLT) under which the Company will sell its products to WLT for resale. Under the terms of the agreement, WLT is required to make an advance payment equal to 30% of the price of the products ordered prior to their shipment. These agreements cover each of the Canadian provinces and the state of Montana in the USA. The agreements contain minimum sales quotas to be met by WTL in each region and confer a level of distribution exclusivity within those regions to WTL. Due to WTL having difficulties in maintaining minimum sales remaining term of this agreement is non exclusive and MIT is in the process of obtaining additional non exclusive distributors in these regions.

MIT is continually improving its products to respond to the market needs.

Patents and Trademarks

MIT has obtained trademark registration in United States on the use of AGRO-JET (Reg. No. 2,712,089) and MED-JET (Reg. No. 2,798,613).

Regulation and Approvals

MIT produces products that may require various approvals by government agencies in the locals in which they are used. These regulations or approvals vary greatly depending upon the way our products are used. We may not have the required approvals for various applications of our products in those localities. We continue to seek approvals for various applications of our products but the costs associated with achieving such approvals may exceed our available resources or be commercially impracticable.

Employees

Currently, the company has six employees and three Consultants, the President and Chief Executive Officer of the company, and other employees. As operations are expanded additional employees will be required. We are not a party to any collective bargaining agreement with any employees, and believe relations with our employees, independent contractors and consultants are good.

Description of Property

Medical International Technology, Inc. currently leases its office under an operating lease that expires October 31, 2005. The Company also leases its telephone system under an operating lease that expires on April 30, 2005. These offices are a 3,500 square foot industrial facility in Montreal Canada. Facilities include various machine tools and test systems for prototyping and light production. The annual lease expense for these facilities for the year ending September 30, 2004 was $21,785.

Medical International Technology, Inc.

Legal Proceedings

No legal proceedings were initiated or served upon the company in the fiscal year ending September 30, 2004.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of the year ending September 30, 2004.

Medical International Technology, Inc. conducted an Annual Meeting of Shareholders on July 6, 2004; results as to matters voted upon at the annual meeting were disclosed in Medical International Technology, Inc.’s quarterly report on Form 10-QSB for the period ended June 30, 2004 and submitted to the Securities and Exchange Commission on August 16, 2004.

Market for Common Equity and Related Stockholder Matters

Market Information

Medical International Technology, Inc. common stock is listed on the NASD Over-The-Counter Bulletin Board under the symbol "MDIR" and prior to June 2, 2002 under the symbol “PALY”. The first available quotes on the NASD Over-The-Counter Bulletin Board appeared at the end of the 1st quarter of 2002. The price quotes on the NASD Over-The-Counter Bulletin Board on January 12, 2005 is a High of $0.05 and a Low of $0.036.

The quotations provided are for the over the counter market which reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable:

	High	Low
Period Ending
September 30, 2002	$1.00	$0.90
December 31, 2002	$0.41	$0.40
August 20, 2003	$0.40	$0.37
September 30, 2003	$0.24	$0.19
December 31, 2003	$0.17	$0.12
September 30, 2004	$0.07	$0.05
December 31, 2004	$0.05	$0.035

Holders

Medical International Technology had 45,833,015 shares of common stock issued and outstanding as of September 30, 2004, which were held by approximately 73 shareholders.

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

Recent Sales of Unregistered Securities

For the year ended September 30, 2004, the Company converted debts for $610,262 in exchange for issuing 8,461,260 of its common stock. The Company issued 15,656,155 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $1,144,262 the market value of the services rendered, which were charged to operations. The following unregistered securities were included in these issuances:

The Company issued 5,280,000 shares of common stock to Karim Menassa for services rendered during fiscal year 2004; the value of the common stock shares was $264,000.

Medical International Technology, Inc.

The Company issued 350,000 shares of common stock to Michel Bayouk for services rendered during fiscal year 2004; the value of the common stock shares was $28,000.

The Company issued 2,738,000 shares of common stock at a value of $219,040; and 4,331,130 shares of common stock at a value of $216,556.50; to 2849674 Canada, Inc. for services rendered during fiscal year 2004; 2849674 Canada, Inc. is 100% owned by Karim Menassa.

The Company issued 500,000 shares of common stock at a value of $25,000 to 9117-2221 Quebec, Inc. for services rendered during fiscal year 2004. 9117-2221 Quebec, Inc. is a company 50% owned by Michel Bayouk.

The Company issued 4,131,130 shares of common stock at a value of $206,556.50 to Dynagroup Services, Inc. for services rendered during fiscal year 2004. Dynagroup Services, Inc. is a company in which Michel Bayouk has an interest

These shares of stock were issued in a transaction we believe to be exempt from registration under Section 4(2) of the Securities Act. The recipients of our stock were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and those individuals or entities took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

In June of 2003, Medical International Technology, Inc. issued 600,000 shares of its $0.001 par value common stock for net proceeds of $188,044 in an exempt transaction under, Section 4(2) of the Securities Act of 1933, regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. Medical International Technology, Inc. conducted the private offering through its executive officers and directors and sold all 600,000 shares to one accredited overseas investor for net proceeds of $188,044. Exemptions being non-exclusive the following factors are relevant: Each purchaser was an accredited investor as defined by Rule 501 of regulation D of the Securities Act of 1933; An aggregate of only $188,044 was received and no prior offerings were made by Medical International Technology, Inc..; No commissions were paid.; No advertisements were made.; Each purchaser had adequate access to information pertaining to Medical International Technology, Inc.; The securities are restricted pursuant to Rule 144

On May 14, 2003 the Company issued 100,000 common shares for services rendered. Due to the lack of value of the shares issued, the creditor has requested additional shares to be issued to make up for the shortfall. The total amount in dispute is $46,537. The Company is currently negotiating the number of additional shares to issue to resolve the dispute. The ultimate resolution of this action is not expected to have a material adverse effect on the Company’s financial position

These shares of stock were issued in a transaction we believe to be exempt from registration under Section 4(2) of the Securities Act. The recipients of our stock were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and those individuals or entities took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

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

Medical International Technology, Inc.

Management's Discussion and Analysis or Plan of Operations

Overview

Medical International Technology, Inc. (MIT) is receiving revenues from sales. The company has maintained operations from these revenues and through equity and debt financing. The company has been dependent on advances from related parties to maintain operations. There are no agreements, assurances or commitments to continue providing these advances. Products are currently developed, assembled and shipped from our facility. Component manufacturing is subcontracted to various suppliers and machine shops.

Distribution agreements are being sought worldwide for the company’s products.

Financial Condition and Results of Operations

During the fiscal year ending September 30, 2004 the Company experienced a net loss of $1,414,686, primarily comprised of selling, general and administrative expenses of $1,129,689 and research and development costs of $279,510. For the prior fiscal year 2003, the Company experienced a net loss of $1,696,421, where selling, general and administrative expenses totaled $1,578,941 and research and development costs were $267,489.

Net comprehensive loss, after adjustment for foreign currency translation, for fiscal year 2004 was $1,478,844, and for fiscal year 2003 was $1,725,585.

For the twelve-months ended September 30, 2004, the Company experienced a reduction in sales of $ 150,487 compared to sales for the same period last year. Gross profit for the twelve-months ended September 30, 2004 was $31,425 or 16% of sales as compared to 60% for the same period last year.

Selling, general and administrative expenses for the twelve-months ended September 30, 2004 was $1,129,689 which is favorably compared to the previous year.

We have experiences a significant drop in sales which relates to smaller quantities on individual orders this has resulted in a higher cost of sales due to smaller part runs increasing product costs. Costs of sales were further increased by the need to customize many of the items ordered to fit the particular needs of clients utilizing our products in new applications.

Liquidity and Capital Resources

During the fiscal year ending September 30, 2004 the Company’s cash position decreased by $5,336. Net cash used in operating activities was $322,429; $394,520 was gained as advances from related parties; the effect of exchange rates on cash was a decrease of $64,158.

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

Medical International Technology, Inc. expects that revenues from existing and developing sales may not meet its liquidity requirements for the next 12 month period at its current level of operations. The company has been dependent on advances from related parties to maintain operations. There are no agreements, assurances or commitments to continue providing these advances. The company continues to rely on management to develop the business and work to develop sales. Management has and may continue to supplement cash flows from sales with additional equity and debt financing. Substantially, expanded operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate.

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

Medical International Technology, Inc.
Consolidated Financial Statements

Contents
Page

Independent Auditors’ Report	11
Financial Statements
Consolidated Balance Sheet	12-13
Consolidated Statements of Operations	14
Consolidated Statements of Comprehensive Loss	15
Consolidated Statement of Stockholders’ (Deficit)	16
Consolidated Statements of Cash Flows	17
Notes to Consolidated Financial Statements	18-23

Independent Auditors’ Report

The Board of Directors and Stockholders
Medical International Technology, Inc.
Montreal, Quebec

We have audited the accompanying consolidated balance sheet of Medical International Technology, Inc. as of September 30, 2004, and the related consolidated statements of operation, comprehensive loss, stockholders' (deficit), and cash flows, for the year ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. as of September 30, 2004, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of Medical International Technology, Inc. as of September 30, 2003 were audited by another auditor whose report dated January 20, 2004, expressed an unqualified opinion on those financial statements.

SCHWARTZ LEVITSKY FELDMAN LLP
Chartered Accountant
Montreal, QC
January 5, 2005

MEDICAL INTERNATIONAL TECHNOLOGY

CONSOLIDATED BALANCE SHEET

		September 30,
		2004	2003

Assets

Current assets
Cash and cash equivalents		$6,863	$12,199
Accounts receivable		-	12,972
Inventories		210,577	67,625
Receivable from related parties		-	82,697
Receivable from taxing authorities		-	8,261
Research credit receivable		115,964	152,078
Prepaid expenses		-	20,484

Total Current Assets		333,404	356,316

Property and Equipment
Tooling and machinery		204,048	204,048
Furniture and office equipment		59,372	59,372
Leasehold improvements		22,163	22,163

Less accumulated depreciation		(117,123)	(75,953)

		168,460	209,630

Other Assets
Patents (net of accumulated amortization of $ 601, $	368)	2,030	2,263

Total Assets		$503,894	$568,209

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY

CONSOLIDATED BALANCE SHEET

	September 30,
	2004	2003

Liabilities and Stockholder's (Deficit)

Current Liabilities
Unearned income	$78,345	$61,604
Accounts payable and accrued expenses	170,793	210,046
Taxes payable	-	5,775
Loans payable – related parties	273,463	571,902
Current portion of long-term debt	16,550	20,880

Total current liabilities	539,151	870,207

Long-term debt	15,172	24,111

Total Liabilities	554,323	894,318

Stockholder's (Deficit)

Preferred Stock, $.0001 par value; 3,000,000 shares authorized;
none issued and outstanding shares as of September 30, 2004
Common Stock, $.0001 par value; 100,000,000 shares authorized;
issued and outstanding 45,833,015 shares as of September 30, 2004	4,584	2,172

Additional paid-in capital	3,821,791	2,069,679
Retained deficit	(3,791,368)	(2,376,682)
Other comprehensive income (loss)	(85 436)	(21,278)

Total Stockholder's (Deficit)	(50,429)	(326,109)

Total Liabilities and Stockholder's (Deficit)	$503,894	$568,209

The accompanying notes are an integral part of these financial statements.

     MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED STATEMENTS OF OPERATIONS

		For the year ended
		September 30,
	2004	2003	2002

Sales	$196,161	$346,648	$33,011
Cost of sales	164,736	135,480	16,343

Gross profit	31,425	211,168	16,668

Research and development costs	279,510	267,489	145,658
Selling, general, and administrative expenses	1,129,689	1,578,941	369,859

Net loss from operations	(1,377,774)	(1,635,262)	(498,849)

Other income (expense)
Interest income		587	3,157

Interest expense	(36,912)	(61,746)	(26,156)

Net loss	$(1,414,686)	$(1,696,421)	$(521,848)

Basic (Loss) Per Share	$(0,04)	$(0,09)	$(0,03)

Basic weighted average shares outstanding	35, 532, 974	19, 270, 454	18, 105, 081

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

		For the year ended
		September 30,
	2004	2003

Net loss	$(1,414,686)	$(1,696,421)
Other comprehensive income (loss)
Foreign currency translation adjustment	(64,158)	(29,164)

Net comprehensive loss	$ (1,478 844)	$ (1, 725,585)

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional
	Common Stock		Paid-in	Retained

	Shares	Amount	Capital	Deficit

Balance - September 30, 2001	18,030,188	1,803	485,695	(158,413)
Shares issued for cash	87,086	9	117,582	-
Shares issued for services	99,526	10	89,076	-
Net loss for the year ended September 30, 2002	-	-	-	(521,848)

Balance - September 30, 2002	18,216,800	1,822	692,353	(680,261)
Shares issued for cash	600,000	60	187,984	-
Shares issued for services	2,898,800	290	1,189,342	-
Net loss for the year ended September 30, 2003	-	-	-	(1,696,421)

Balance - September 30, 2003	21,715,600	$2,172	$2,069,679	$(2,376,682)

Shares issued for debts	8,462,260	846	609 416	-
Shares issued for services	15,655,155	1,566	1,142,696	-
Net loss for the year ended September 30, 2004	-	-	-	(1,414,686)

Balance - September 30, 2004	45,833,015	$4,584	$3,821,791	$(3,791,368)

The accompanying notes are an integral part of these financial statements.

     MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the year ended
		September 30,
	2004	2003	2002
Cash Flows from Operating Activities
Net Loss	$(1,414,686)	$(1,696,421)	$(521,848)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	41,170	41,170	25,765
Amortization expense	233	160	148
Common stock issued for consulting and legal services	1,144,262	1,189,632	-
Accrued interest expense on indebtedness	-	22,704	-
Proceeds on sales of products in production	-	-	43,800
(Increase) Decrease in Assets
(Increase) in accounts receivable	12,972	(7,188)	(4,568)
(Increase) decrease in receivable from taxing authorities		-	10,724
(156,829)
Decrease in research credit receivable	36,114	32,142	-
(Increase) in inventories	(142,952)	(46,474)	(15,262)
Decrease of receivable from taxing authorities	8,261	-	-
(Increase) in prepaid expenses	20,484	(6,303)	(9,221)
Increase (Decrease) in Liabilities
Increase in unearned income	16,741	13,570	-
(Decrease) Increase in accounts payable and accrued
expenses	(45,028)	81,008	83,357
Net cash used in operating activities	(322,429)	(365,276)	(554,658)

Cash Flows from Investing Activities
Equipment acquisition	-	(2,379)	(19,904)

Net cash used in investing activities	-	(2,379)	(19,904)

Cash Flows from Financing Activities
Gross proceeds from private offering	-	188,044	206,675
Advances from related parties	394,520	285,068	72,285
Reduction in amounts due to related parties	-	(93,457)	(19,087)
Advances to related parties - other	-	-	(17,220)
Principal reduction on small business loan	(13,269)	(45,290)	(13,282)

Net cash provided by financing activities	381,251	334,365	229,371
Effect of exchange rates on cash	(64 158)	4,385	9,193
Net Decrease in Cash and Cash Equivalents	(5,336)	(28,905)	(335,998)
Beginning Balance - Cash and Cash Equivalents	12,199	41,104	377,102

Ending Balance - Cash and Cash Equivalents	$6,863	$12,199	$41,104

Supplemental Information:
		For the year ended
		September 30,
	2004	2003	2002

Cash Paid For:
Interest Expense	$36,912	$61,746	$17,155

Income expenses	$	$	$

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of September 30, 2004, the Company did not establish any reserve for doubtful accounts.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the year ended September 30, 2004 and 2003 were $41,170 and $41,170, respectively.

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

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO FINANCIAL STATEMENTS
(continuation)

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand, amounts due to banks and any other highly liquid investments with maturities of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer provided that : title and risk of loss have passed to the customer; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is deemed probable.

Advertising

The Company expenses all advertising as incurred. For the years ended September 30, 2004 and 2003, the Company charged operations $35,390 and $84,172, respectively.

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO FINANCIAL STATEMENTS
(Continuation)

New Accounting Pronouncements

The FASB recently issued the following interpretation (FIN) and statements (SFAS):

FIN 46 – Consolidation of variable interest entities
SFAS 148 - Accounting for Stock-Based Compensation – Transition and
Disclosure and amendment of FASB Statement No. 123
SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
The SEC recently issued the following bulletin:
SAB 104- Revenue recognition

These FASB interpretations and statements and SEC bulletin did not have, or are not expected to have, a material impact on the Company’s financial position and results of operations.

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO FINANCIAL STATEMENTS
(Continuation)

Note 3 – Inventories

Inventories at September 30, 2004 consist of the following:

	2004	2003

Raw materials	$36,676	$50,355
Work in process	12,273	6,773
Finished good	161,628	10,497

Total	$210,577	$67,625

Note 4 – Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations.

Research and development expenses are as follows:

	September 30,
	2004	2003

R&D Costs	$350,383	$397,972
Less Credit	(70,873)	(130,483)

	$279,510	$267,489

Note 5 – Intangible Assets

As of September 30, 2004 the Company has intangible assets totaling $2,030. Amortization expenses for the year ended September 30, 2004 and 2003 were $233 and $160, respectively. Intangible assets consist of the following:

September 30, 2004
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$2,631	$601	$2,030	9.5 through 17
September 30, 2003
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$2,631	$368	$2,263	9.5 through 17

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

Note 7 - Income Taxes

The company has operating losses of $584,592, which can be used to reduce future taxable income. The potential tax benefits relating to the losses have not been recognized in the company’s accounts. The deductibility of these losses expire between 2009 and 2011.

Note 8 - Stockholders' (Deficit)

Issuance of Common Stock

For the year ended September 30, 2004, the Company converted debts for $610,262 in exchange for issuing 8,461,260 of its common stock. The Company issued 15,656,155 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $1,144,262 the market value of the services rendered, which were charged to operations.

Preferred Stock

As of September 30, 2004 there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Note 9 - Operating Leases

The Company leases its office under an operating lease that expires in October 31, 2005. The Company also leases its telephone system under an operating lease that expires on April 30, 2005. Rent expense for the year ended September 30, 2004 and 2003 were $21,785 and $19,058, respectively.

Future minimum lease commitments pertaining to these leases expire as follows:

September 30, 2005	$1,530

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

During the year ended September 30, 2004 and 2003, the Company paid approximately zero and $19,000 in principal and $24,923 and $22,704 in accrued interest on this loan, respectively. The balance of the loan at September 30, 2004 is $261,573.

Note 11. Notes Payable

The Company has a small business loan with the Bank of Montreal. The loan is payable in monthly principal payments of $1,379 and interest assessed at a variable interest rate of 3% over the Bank’s prime lending rate. The loan is secured by equipment and other tangible property owned by the Company. The loan matures on August 29, 2006. The balance of the loan at September 30, 2004 is $31,722.

A schedule of maturities of long-term debt for each of the following two (2) years follows:

September 30, 2005		$16,550
September 30, 2006	-	15,172

	Total	$31,722

Note 12. Unearned Income

On September 24, 2002, the Company entered into a 3 year distributing agreement with WLT Distributors Inc. (WLT) under which the Company will sell its products to WLT for resale. Under the terms of the agreement, WLT is required to make an advance payment equal to 30% of the price of the products ordered prior to their shipment. For the year ended September 30, 2004 and 2003 the Company received $62,825 and $61,604, respectively, as an advance toward an order in process. The payments have been recorded as a liability and will be credited to operations as the order ships.

Medical International Technology, Inc.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Medical International Technology, Inc. elected to change from the auditing accounting firm of:

Jonathon P. Reuben, CPA
An Accountancy Corporation
23440 Hawthorne Blvd., Suite 270
Torrance, California 90505

To the auditing accounting firm of:

Schwartz, Levitsky, Feldman LLP
Chartered Accountant
1980 rue Sherbrooke Ouest
10e étage
Montréal, Québec H3H 1E8

In an effort to better manage Medical International Technology, Inc.’s finances, the company’s management has decided to use the services of an accounting firm based in Montreal to facilitate day-to-day business transactions. The company’s management believes the new auditing accountant firm will provided quality service in a timely manner.

The Board of Directors of Medical International Technology, Inc. approved the change in accounting firm as of July 20, 2004. Dismissing the prior accounting firm and engaging the new accounting firm as of that date.

The new accounting firm was not consulted prior to engagement on any specific accounting matter either completed or proposed.

Medical International Technology, Inc. has never had nor anticipates having, nor had during the two most recent fiscal years or any subsequent interim period preceding the date of change any disagreements with accountants on matters of accounting, financial disclosure, matter of accounting principles or practices, or auditing scope or procedure; nor has any principal accountant, currently or in past recent years, resigned or declined to stand for re-election.

The financial statements audited by the principal accountant for the past two years do not contain an adverse opinion or disclaimer of opinion or were modified as to uncertainty, audit scope or accounting principles.

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

Mr. Karim Menassa , age 54, serves as the President of Medical International Technology, Inc. Mr. Menassa also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Menassa has developed many state-of-the-art, efficient and reliable devices, and has marketed various medical devices in more than 60 countries. Mr. Menassa obtained a degree in Precision Mechanics Design from the Instituto Salesiano Don Bosco in Cairo, Egypt.

Mr. Michel Bayouk, age 59, serves as the Secretary of Medical International Technology, Inc. Mr. Bayouk also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Bayouk is a Chartered Accountant and has been involved in financial auditing since 1970

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Medical International Technology, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

Although Medical International Technology, Inc. does not have a separate Audit Committee and these functions are performed by the entire board, the board of directors of Medical International Technology, Inc. has determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Mr. Michel Bayouk possesses the attributes of an Audit committee financial expert. Mr. Bayouk is a board member of Medical International Technology, Inc. Mr. Bayouk is not independent as defined by item 401(e)(ii) of regulation S-B. He receives compensation for services rendered to Medical International Technology, Inc. directly or through services rendered by related companies owned or controlled by him.

No non-compete or non-disclosure agreements exist between the management of Medical International Technology, Inc. and any prior or current employer.

The directors of Medical International Technology, Inc. are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of Medical International Technology, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2004 were filed.

Code of Ethics

MIT has adopted a code of ethics that applies to its senior officers such as the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. This code of ethics is included as an exhibit to this annual report

Medical International Technology, Inc.

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended September 30, 2004, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Compensation Summary

			SUMMARY COMPENSATION TABLE
			Annual Compensation			Award(s)	Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Karim Menassa	2004	0	0	0	264 000	0	0	0
President and Director
	2003	0	0	20,000	264,000	0	0	0

Michel Bayouk	2004	0	0	0	28,000	0	0	0
Secretary and Director
	2003	0	0	0	25,000	0	0	0

Notes:

1.	The Company issued 5,280,000 shares of common stock to Karim Menassa for services rendered during fiscal year 2004; the value of the common stock shares was $264,000.
2.	The Company issued 350,000 shares of common stock to Michel Bayouk for services rendered during fiscal year 2004; the value of the common stock shares was $28,000.
3.	The Company issued 2,738,000 shares of common stock at a value of $219,040; and 4,331,130 shares of common stock at a value of $216,556.50; to 2849674 Canada, Inc. for services rendered during fiscal year 2004; 2849674 Canada, Inc. is 100% owned by Karim Menassa.

4.	The Company issued 500,000 shares of common stock at a value of $25,000 to 9117-2221 Quebec, Inc. for services rendered during fiscal year 2004. 9117-2221 Quebec, Inc. is a company 50% owned by Michel Bayouk.

5.	The Company issued 4,131,130 shares of common stock at a value of $206,556.50 to Dynagroup Services, Inc. for services rendered during fiscal year 2004. Dynagroup Services, Inc. is a company in which Michel Bayouk has an interest.

As of September 30, 2004, the Company had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

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

Long-Term Incentive Plan

None

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as of December 16, 2004:

Name and Address	Amount and Nature
of Beneficial Holder	of Beneficial Ownership	Percentage

Karim Menassa	14,349,130 shares	30.8%
President, Director
2281 Guenette, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Michel Bayouk	6,491,130 shares	14.0%
Secretary, Director
2281 Guenette, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9
Officers and Directors as a Group	20,840,260 shares	44.8%

Total issued and outstanding as of December 16, 2004 was 46,513,018 shares.

Notes:

1.	Karim Menassa holds directly 6,280,000 common shares. 2849674 Canada, Inc. is controlled by Karim Menassa and holds 8,069,130 shares of Medical International Technology, Inc.’s common stock.
2.	Michel Bayouk holds directly 1,360,000 common shares. 165029 Canada, Inc. is controlled by Michel Bayouk and holds 200,000 shares of Medical International Technology, Inc.’s common stock. 9117-2221 Quebec, Inc. is 50% owned by Michel Bayouk and holds 800,000 shares of Medical International Technology, Inc.’s common stock. Dynagroup Services, Inc., a company in which Michel Bayouk maintains an interest, holds 4,131,130 shares of the Company’s common stock.

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

Certain Relationships and Related Transactions

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

During the year ended September 30, 2004 and 2003, the Company paid approximately zero and $19,000 in principal and $24,923 and $22,704 in accrued interest on this loan, respectively. The balance of the loan at September 30, 2004 is $261,573.

Exhibits and Reports on Form 8-K

On July 28, 2004, the company filed a report on form 8-K disclosing a Change in Registrant's Certifying Accountant; as occurring July 20, 2004, which is hereby incorporated by reference.

Index to Exhibits and Reports

Medical International Technology, Inc. includes herewith the following exhibits:

14.1	Code of Ethics, January 2005
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer pursuant to Section 1350
32.2	Certification of Principal Accounting Officer pursuant to Section 1350

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2004 and 2003 were: $13,000 and $10 500, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2004 and 2003 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided.

(3) Tax Fees

The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2004 and 2003 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2004 and 2003.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2004. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Medical International Technology, Inc.

Registrant

Date: January 20, 2005

By:\s\	Karim Menassa, President

Karim Menassa, President and Principal Executive Officer

Date: January 20, 2005

By:\s\	Michel Bayouk, Secretary

Michel Bayouk, Secretary and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 20, 2005

By: \s\	Karim Menassa, President

Karim Menassa, President, Director

Date: January 20, 2005

By: \s\	Michel Bayouk, Secretary

Michel Bayouk, Secretary, Director