Form 10QSB
period 2004-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2005-02-22
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-31469

(Commission file number)

Medical International Technology, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado

(State of incorporation)

84-1509950

(IRS ID Number)

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

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2004 – 45,833,015 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Medical International Technology, Inc.

Quarterly Financial Report

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheet, December 31, 2004 (unaudited)	4

	Consolidated Statements of Operations,
	three-months ended December 31, 2004 and 2003 (unaudited)	5

	Consolidated Statements of Cash Flows,
	three-months ended December 31, 2004 and 2003 (unaudited)	6

	Consolidated Statements of Comprehensive Loss	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	11

Item 3.	Controls and Procedures	12

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Defaults Upon Senior Securities	13

Item 3.	Submission of Matters to a Vote of Security Holders	13

Item 4.	Other Information	13

Item 5.	Exhibits and Reports on Form 8-K	13

SIGNATURES		13

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheet for the 3-month period ending December 31, 2004 (Unaudited)

and

Consolidated Statements of Operation for the 3-month period ending December 31, 2004 and 2003 (Unaudited)

and

Consolidated Statements of Cash Flows for the 3-month period ending December 31, 2004 and 2003 (Unaudited)

and

Consolidated Statements of Comprehensive Loss

and

Notes to Unaudited Consolidated Financial Statements

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Balance Sheet

		December 31, 2004	September 30, 2004

		(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents		$9,668	$6,863
Accounts receivable		1,745	-
Inventories		220,728	210,577
Receivable from related parties		-	-
Receivable from taxing authorities parties		-	-
Research tax credit receivable		115,964	115,964
Prepaid expenses		-	-

Total Current Assets		348,105	333,404

Property and Equipment
Tooling and machinery		204,048	204,048
Furniture and office equipment		59,372	59,372
Leasehold improvements		22,163	22,163

		285,583	285,583
Less accumulated depreciation		(127,416)	(117,123)

		158,167	168,460

Other Assets
Intangible assets subject to amortization
Patents (net accumulated amortization of $	599)	1,972	2,030

Total Assets		$508,244	$503,894

Liabilities and Stockholders' (Deficit)
Current Liabilities
Unearned income		$74,996	$78,345
Accounts payable		255,089	170,793
Accounts payable – related parties		-	-
Accrued expenses		6,812	-
Taxes payable		8,185	-
Loans payable - related parties		268,180	273,463
Loans payable		-	-
Current portion of long-term debt		16,550	16,550

Total Current Liabilities		629,812	539,151

Long-term debt		12,363	15,172

Total Liabilities		642,175	554,323

Redeemable Class E Stock
Stockholders' (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
none issued and outstanding as of December 31, 2004.
Common stock,	$.0001 par value; 100,000,000 shares authorized;
issued and outstanding 45,833,015 shares as of December 31, 2004.		4,585	4,585
Additional paid-in capital		3,821,791	3,821,791
Retained (deficit)		(3,899,749)	(3,791,368)
Other comprehensive loss		(60,557)	(85,436)

Total Stockholders' (Deficit)		(133,931)	(50,429)

Total Liabilities and Stockholders' (Deficit)		$508,244	$503,894

The accompanying notes are an integral part of these consolidated financial statements.

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Statements of Operations

	For the Three-Months Ended

	2004	2003
	(Unaudited)	(Unaudited)

Sales	$116,351	$43,893
Cost of sales	(73,935)	(17,282)

Gross profit	42,416	26,611

Research and development costs	(83,092)	(25,351)
Selling, general, and administrative expenses	(59,829)	(33,985)

Net loss before consulting fees	(100,505)	(32,725)

Consulting fees, non-cash	-	(842,810)

Net loss from operations	(100,505)	(875,535)

Other Income (Expense)
Interest income	-	-
Interest expense	(8,876)	(8,074)

Net loss	$(109,381)	$(883,609)

Basic loss per share	$(0.003)	$(0.04)

Basic weighted average shares outstanding	45,833,015	24,600,314

The accompanying notes are an integral part of these consolidated financial statements.

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Statements of Cash Flows

	For the Three-Months Ended
	December 31, 2004	December 31, 2003

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(109,381)	$(883,609)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	10,293	11,480
Amortization expense	58	69
Common stock issued for consulting and legal services	-	842,810
(Increase) Decrease in Assets
(Increase) decrease in accounts receivable	1,745	28,335
Decrease in receivable from taxing authorities	-	10,054
(Increase) decrease in inventories	(10,151)	(45,536)
(Increase) in research tax credit receivable	-	(12,953)
(Increase) in prepaid expenses	-	(63,824)
Increase (Decrease) in Liabilities
Increase in cash overdraft	-	27,076
Increase (decrease) in unearned income	(3,349)	431
Increase in accrued interest	-	7,266
Increase (Decrease) in accounts payable and accrued expenses	99,293	(12,033)

Net Cash Used in Operating Activities	(14,982)	(90,434)

Cash Flows from Financing Activities
Advances from related parties	-	16,699
Advances from loans payable	-	54,071
Reduction in amounts due to related parties	(5,283)	(827)
Principal reduction on small business loan	(2,809)	(4,032)

Net Cash Provided by Financing Activities	(8,092)	65,911

Effect of exchange rates on cash	25,879	20,055

Net Increase in Cash and Cash Equivalents	2,805	(4,468)
Beginning Balance - Cash and Cash Equivalents	6,863	12,199

Ending Balance - Cash and Cash Equivalents	$9,668	$7,731

Supplemental Information:
Cash Paid For:
Interest Expenses	$8,876	$1,116

Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Statements of Comprehensive Loss

		For the year ended
	First quarter ending	September 30,
	December 31, 2004	2004	2003

Net loss	$(109,381)	$(1,414,686)	$(1,696,421)
Other comprehensive income (loss)
Foreign currency translation adjustment	3,601	(64,158)	(29,164)

Net comprehensive loss	$(105,780)	$(1,478,844)	$(1,725,585)

The accompanying notes are an integral part of these consolidated financial statements.

Medical International Technology, Inc. Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Medical International Technology, Inc. (the "Company") Form 10-KSB for the year ended September 30, 2004, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of December 31, 2004, the Company did not establish any reserve for doubtful accounts.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three-months ended December 31, 2004 and 2003 were $10,293, and $11,480, respectively.

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

Medical International Technology, Inc. Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Issuances Involving Non-cash Consideration

No issuances of the Company’s stock for non-cash consideration occurred in the three months period ended December 31, 2004

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

Long-Lived Assets

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company has adopted this standard and its adoption had no significant effect on the Company's financial statements Reclassification

Certain amounts in December 31, 2003 have been reclassified to conform to the December 31, 2004 presentation. Such reclassification had no effect on net income as previously reported.

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

Medical International Technology, Inc. Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Note 3 - Intangible Assets

Amortization expense for the three-months ended December 31, 2004 and 2003 were $58, and $69, respectively.

Note 4 - Stock Activity

No stock activity took place in the last three months.

Note 5 - Related Party Transactions

For the three months ended December 31, 2004, the Company did not pay any consulting services to both of its officers.

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

Results of Operations for the Three-Months ended December 31, 2004 and 2003

For the three-months ended December 31, 2004, the Company experienced a net loss from operations of $100,505, which was primarily due to research and development costs of $83,092 and selling, general and administrative expenses of $59,829. Gross profits for the period were $42,416.

For the three-months ended December 31, 2003, the Company’s net loss from operations was $875,535, primarily due to non-cash consulting fees of $842,810. The net loss before consulting fees was $32,725, which was primarily due to research and development costs of $25,351 and selling, general and administrative expenses of $33,985. Gross profits for this period were $26,611.

For the three-months ended December 31, 2004, the Company experienced a 62% increase in sales compared to sales for the same period last year. Sales for the three-month period ending December 31, 2004 were $116,351, compared to sales of $43,893 for the same period last year. Cost of sales for the three-month period ending December 31, 2004 increased by 77% over the cost of sales for the same period last year. Gross profits for the period ending December 31, 2004 represented 36% of sales, whereas gross profits for the same period last year represented 60% of sales.

Liquidity and Capital Resources

For the three-months ended December 31, 2004 the Company’s cash position increased by $2,805. The Company spent $14,982 in its operations and $8,092 in its financing activities. The operations and financing expenditures were offset by $25,879 due to the effect of exchange rates on cash.

For the three-months ended December 31, 2003 the Company’s cash position decreased by $4,468. The Company paid $90,434 to its operations and received $65,911from its financing activities, primarily due to advances from related parties and loans payable. The effect of exchange rates on cash was an increase of $20,055.

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

MIT has adopted an approach with potential distributors; whereby, new distributors are allowed six months to test the market for the AGRO-JET. MIT is then able better evaluate potential distributors before signing long term Distribution Agreements.

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

Medical International Technology, Inc. Quarterly Financial Report

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Defaults Upon Senior Securities
None

Item 3. Submission of Matters to a Vote of Security Holders
None.

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

Medical International Technology, Inc.

Registrant

Date: February 19, 2005	By: \s\	Karim Menassa, President

Karim Menassa, President and Principal Executive Officer

Date: February 19, 2005	By: \s\	Michel Bayouk, Secretary

Michel Bayouk, Secretary and Principal Accounting Officer