Form 10QSB
period 2005-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2005-05-13
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of each of the issuer's classes of common equity as of
March 31, 2005– 46,593,019 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Medical International Technology, Inc.

Quarterly Financial Report

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheet, March 31, 2005 (unaudited)	4

	Consolidated Statements of Operations,
	three-months ended March 31, 2005 and 2004 (unaudited),
	six-months ended March 31, 2005 and 2004 (unaudited)	5

	Consolidated Statements of Cash Flows,
	six-months ended March 31, 2005 and 2004 (unaudited)	6

	Consolidated Statements of Comprehensive Loss	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	11

Item 3.	Controls and Procedures	13

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		15

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheet for the 6-month period ending March 31, 2005 (Unaudited)

and

Consolidated Statements of Operation for the 3-month period ending March 31, 2005 and 2004 (Unaudited) and for the 6-month period ending March 31, 2005 and 2004 (Unaudited)

and

Consolidated Statements of Cash Flows for the 6-month period ending March 31, 2005 and 2004 (Unaudited)

and

     Consolidated Statements of Comprehensive Loss and Notes to Unaudited Consolidated Financial Statements

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Balance Sheet

		March 31, 2005	September 30, 2004

		(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents		$40,102	$6,863
Accounts receivable		-	-
Inventories		203,306	210,577
Receivable from related parties		-	-
Receivable from taxing authorities		-	-
Research tax credit receivable		223,603	115,964
Prepaid expenses		9,481	-

Total Current Assets		476,492	333,404

Property and Equipment
Tooling and machinery		204,048	204,048
Furniture and office equipment		59,372	59,372
Leasehold improvements		22,163	22,163

		285,583	285,583
Less accumulated depreciation		(137,123)	(117,123)

		148,460	168,460

Other Assets
Intangible assets subject to amortization
Patents (net accumulated amortization of $717,	$601)	1,914	2,030

		1,914	2,030

Total Assets		$626,866	503,894

Liabilities and Stockholders' (Deficit)
Current Liabilities
Unearned income		$64,656	$78,345
Accounts payable		341,889	170,793
Accounts payable - related parties		59,952	-
Accrued expenses		6,762	-
Taxes payable		8,914	-
Loans payable - related parties		272,818	273,463
Loans payable		90,939	-
Current portion of long-term debt		16,550	16,550

Total Current Liabilities		862,480	539,151

Long-term debt		7,904	15,172

Total Liabilities		870,384	554,323

Redeemable Class E Stock
Stockholders' (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
none issued and outstanding as of March 31, 2005
Common stock, $.0001 par value; 100,000,000 shares authorized;
issued and outstanding 46,593,019 shares as of March 31, 2005		4,660	4,584
Additional paid-in capital		3,859,716	3,821,791
Retained deficit		(4,028,333)	(3,791,368)
Other comprehensive loss		(79,561)	(85,436)

Total Stockholders' (Deficit)		(243,518)	(50,429)

Total Liabilities and Stockholders' (Deficit)		$626,866	$503,894

The accompanying notes are an integral part of these consolidated financial statements.

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Statements of Operations

	For the Three-Months Ended		For the Six Months Ended
	March 31,		March 31
	2005	2004	2005	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$80,848	$49,467	$197,199	$93,360
Cost of sales	(29,921)	(24,220)	(103,856)	(41,502)

Gross profit	50,927	25,247	93,343	51,858

Research and development costs	(69,102)	(34,970)	(152,194)	(60,321)
Selling, general, and administrative expenses	(48,905)	(45,777)	(108,734)	(79,762)

	118,007	(80,747)	(260,928)	(140,083)

Net loss before consulting fees	(67,080)	(55,500)	(167,585)	(88,225)

Consulting fees, non-cash	(38,000)	(38,726)	(38,000)	(881,536)

Net loss from operations	(105,080)	(94,226)	(205,585)	(969,761)

Other Income (Expense)
Interest income	11	8	11	8
Interest expense	(22,515)	(10,568)	(31,391)	(18,642)

Net loss	$(127,584)	$(104,786)	$(236,965)	$(988,395)

Basic weighted average shares outstanding	46,213,015	24,678,114	46,213,015	24,678,114

Basic loss per share	$(0.0029)	$(0.0042)	$(0.0051)	$(0.0401)

The accompanying notes are an integral part of these consolidated financial statements.

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Statements of Cash Flows

	For the Six-Months Ended
	March 31, 2005	March 31, 2004

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(236,965)	$(988,395)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	20,116	23,084
Common stock issued for consulting and legal services	38,001	890,720
Accrued expenses	6,762	5,107
(Increase) Decrease in Assets
(Increase) Decrease in accounts receivable	-	29,622
(Increase) Decrease in receivable from taxing authorities	(107,639)	48,312
(Increase) Decrease in inventories	7,271	(27,526)
(Increase) in prepaid expenses	(9,481)	-
Increase (Decrease) in Liabilities
(Decrease) Increase in unearned income	(13,689)	(2,198)
Increase in accounts payable and accrued expenses	180,010	(16,232)

Net Cash Used in Operating Activities	(115,614)	(37,506)

Cash Flows from Investing Activities
Equipment acquisition	-	(3,610)

Net cash provided (used) in investing activities	-	(3,610)

Cash Flows from Financing Activities
Advances from loans	90,939	37,372
Advances from related parties	59,307	16,699
Advances and repayments to related parties	-	(7,707)
Principal reduction on small business loan	(7,268)	(8,536)

Net Cash Provided by Financing Activities	142,978	37,828

Effect of exchange rates on cash	5,875	16,446

Net Increase (Decrease) in Cash and Cash Equivalents	33,239	13,158
Beginning Balance - Cash and Cash Equivalents	6,863	12,199

Ending Balance - Cash and Cash Equivalents	$40,102	$25,357

Supplemental Information:
Cash Paid For:
Interest Expenses	$31,391	$9,343

Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medical International Technology, Inc. Quarterly Financial Report

Consolidated Statements of Comprehensive Loss

	Six Months ended	For the year ended
		September 30,
	March 31, 2005	2004	2003

Net loss	$(236,965)	$(1,414,686)	$(1,696,421)
Other comprehensive income (loss)
Foreign currency translation adjustment	5,875	(64,158)	(29,164)

Net comprehensive loss	$(231,090)	$ (1, 478,844)	$(1,725,585)

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of March 31, 2005 , the Company did not establish any reserve for doubtful accounts.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the Three-months ended March 31, 2005 and 2004 were $9,707, and $11,480, respectively.

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

Certain amounts in March 31, 2004 have been reclassified to conform to the March 31, 2005 presentation. Such reclassification had no effect on net income as previously reported.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer.

Medical International Technology, Inc. Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Note 3 - Intangible Assets

Amortization expense for the Six-months ended March 31, 2005 and 2004 were $116, and $69, respectively.

Note 4 - Stock Activity

For the six-months ended March 31, 2005, the Company issued 760,004 shares of its common stock for consulting services. The value assigned to these shares totaled $38,001 based upon the market value of the shares on the date of issuance. Of the 760,004, shares issued none were issued to the officers, directors and other related parties.

Note 5 – Commitment and Contingency

On May 14, 2003 the Company issued 100,000 common shares for services rendered. Due to the lack of value of the shares issued, the creditor has requested additional shares to be issued to make up for the shortfall. The total amount in dispute is $46,537.

However the company has agreed with the creditor to reimburse the equivalent of $1,000 CDN or $780US per month, and so far it has paid Three month so the amount in dispute is reduced to $44,197, the ultimate resolution of this matter is not expected to have a material adverse effect on The Company’s financial position.

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

Results of Operations for the Three-Months ended March 31, 2005 and 2004

For the three-months ended March 31, 2005, the Company experienced a net loss from operations of $127,584, primarily comprised of research and development expenses of $69,102 and selling, general and administrative expenses of $48,905. For the three-months ended March 31, 2004, the Company’s net loss from operations was $104,786.

Selling, general and administrative expenses for the three-months ended March 31, 2005 were $48,905; compared to $45,777 the previous year.

For the three-months ended March 31, 2005, the Company’s sales were $80,848 resulting in an increase in sales of $31,381 compared to sales for the same period last year.

Gross profit for the three-months ended March 31, 2005 was $50,927 or 62% of sales as compared to 51% for the same period last year. MIT utilizes machined components in our products resulting in reduced unit costs as order volumes increase. Small quantity and customized orders significantly impact the gross profit derived from the sale of our products.

As of March 31, 2005, the Company maintains $64,656 as advances towards future sales pertaining to its non-exclusive distribution agreement with WLT Distributors Inc.

Liquidity and Capital Resources

For the six months ended March 31, 2005 the Company’s cash position increased by $33,239. The Company spent $115,614 from its operations and received $142,978 from financing activities. Financing activities included an amount received from related parties of $59,307.

For the six months ended March 31, 2004 the Company’s cash position increased by $13,158. The Company spent $37,506 from its operations and received $37,828 from financing activities. Financing activities included the repayments of its principal amount of its business loan of $8,536.

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

Distribution and Sales

MIT has adopted an approach with potential distributors; whereby, new distributors are allowed six months to test the market for the AGRO-JET. MIT is then able better evaluate potential distributors before signing long term Distribution Agreements.

MIT has experienced difficulties with distributors meeting their purchasing schedules. Several distributors are not meeting contracted purchasing schedules, some of which have been revised to reduce minimum purchase schedules and eliminate exclusivity in the associated market. We continue to work with these distributors to assist them in developing their respective markets.

On September 15th, 2004, the Japanese Ministry of Agriculture, Fishery and Forestry (MAFF) granted MIT's Japanese Distributor "Frontier International Co. Ltd" permission to market and sell freely MIT's AGRO-JET needle-free injectors in Japan. Frontier International had initially signed a 3-year agreement with MIT in September 2003, for the distribution of the AGRO-JET. Due to regulations imposed by MAFF in January 2004 on new technology imports, it was forced to suspend the sales pending clearance from MAFF and the issuance of an official import permit. In anticipation of receiving that permit, Frontier had placed an order for the AGRO-JET with predetermined deliveries; it is expected that Frontier International will resume its purchase schedule as agreed to in the current Distribution Agreement.

On March 8, 2005 we announced the sale of 25 of MED-JET -- MBX low pressure needle-free injectors designed for anesthetics use to Winsor (Hong Kong) Inc. Dr. Stephen Chow of Winsor (Hong Kong) Inc. had initially placed an order of 2 units at the 63rd Annual Meeting of the American Academy of Dermatology in New Orleans. The order was later increased to 25 units. Winsor (Hong Kong) Inc. is a leading esthetic products distributor in Hong Kong, with a staff of 200 employees. Winsor has the largest distribution network in Hong Kong and caters to over 500 Skin Care salons.

The MED-JET -- MBX is being tested for its efficacy in anesthetizing patients who receive medical treatments which involve multiple injections such as for hyperhidrosis (excessive sweating of the hands, feet and under arms) and BOTOX(r) injections.

Product Development

Medical International Technologies has filed for FDA approval for its needle-free injector - the MED-JET, designed specifically for human mass inoculations. The MED-JET is capable of delivering many types of medications like vaccines, insulin and other types of injectables. Its low-pressure technology offers an advantage to alternative high pressure systems that can cause blowbacks and expose medical workers and patients alike to microscopic traces of blood.

Other advantages include its light weight (0.5 kg) and an excellent medication absorption rate. The system is designed to inject up to 600 individuals an hour. The MED-JET has patent protection and is already approved for use in human medicine in Canada.

The approval process can be expensive and may take and extended period of time. There can be no assurance that this system will receive approval from the FDA or if approved gain broad acceptance by the medical community or individual patients.

Medical International Technology, Inc. Quarterly Financial Report

On April 25, 2005 we announced that our needle free injector has been chosen for testing in a study regarding the treatment of Hyperhydrosis. Dr. Antranik Benohanian MD, FRCPC, Dermatologist at Saint-Luc Hospital of The Montreal University Hospital Centre, has begun tests of MIT's human injectors in his Hyperhydrosis studies. In addition to the underarms, Hyperhydrosis often occurs in the palms, soles of the feet and even the face. Currently, treatments typically carried out by needle injections that must be repeated every 4-6 months, resulting in excessive pain to patients. Many patients are reluctant to receive multiple injections in their hand and their face due to the pain associated with traditional injections.

MIT's MedJet(r) MBX injector is expected to reduce patient’s pain and discomfort in these sensitive areas of the body that is caused by traditional needle injections. In addition, MIT's needle free injector results in a less severe puncture since it has a volume of .02cc to .3cc. It is important to be able to increase or decrease the volume and pressure of injection, based on the comfort level of the patient. This technology is unique to MIT's MedJet(r) MBX Injector.

Hyperhydrosis is the medical term for excessive sweating. Millions of people worldwide suffer from this condition. In a recent survey (J Am Acad Dermatol 2004:51(2):241-258), an estimated 2.8% of the U.S. population is affected by some form of this condition, with about a third of them describing their excessive sweating as barely tolerable or worse. BOTOX(r) injections were approved by the FDA in July 2004 to treat severe Hyperhydrosis. Phase III clinical studies supporting the FDA approval show that 80% of patients experienced a 50% decrease in sweat production. (source: Allergan, Inc. July 20, 2004 press release)

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

Medical International Technology, Inc. Quarterly Financial Report

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Medical International Technology, Inc. has not received notice of and legal proceedings being against the company as of the date of this report.

On May 14, 2003 the Company issued 100,000 common shares for services rendered. Due to the lack of value of the shares issued, the creditor requested additional shares to be issued to make up for the shortfall. The total amount in dispute was $46,537 and had not been reconciled between the parties. The parties have recently agreed to reimburse the creditor approximately $780 per month. As of March 31, 2005 the amount in dispute has been reduced to $44,197, the resolution of this matter is not expected to have a material adverse effect on The Company’s financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the six-months ended March 31, 2005, the Company issued 760,004 shares of its common stock as payment for account payables related to consulting services. The value assigned to these shares totaled $38,001 based upon the market value of the shares on the date of issuance. Of the 760,004, shares issued none were issued to the officers, directors and other related parties. The Company’s payables were reduced by $38,001 as a result of the stock transaction. All shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

During the six-months ended March 31, 2005, the Company received requests to distribute the 10,500,000 common shares that were held by our wholly owned subsidiary Medical International Technology (MIT Canada) Inc. These shares were originally issued for the acquisition of the operations of MIT Canada in July of 2002. The shares were subject to distribution to approximately 24 shareholders upon their conversion of preferred shares in MIT Canada, Inc., pursuant to the acquisition agreement.

All shares were converted and reissued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. Exemptions being non exclusive the transactions are believed to be exempt from registration under Regulation D promulgated under Section 4(2) of the Securities Act and Regulation “S” related any the foreign transactions. The recipient(s) of our stock took their shares for investment purposes without a view to distribution. The transactions were an exchange resulting in an investment similar to the one originally entered into by the recipient(s), management and business operations remained constant for the recipient(s). Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None

Medical International Technology, Inc. Quarterly Financial Report

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

No reports were filed on form 8-K during this period.

Exhibits

Medical International Technology includes herewith the following exhibits.

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
31.2	Certification of Principal Accounting Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)
32.2	Certification of Principal Accounting Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Registrant

Date: May 12, 2005

By: \s\	Karim Menassa, President

Karim Menassa, President and Principal Executive Officer

Date: May 12, 2005

By: \s\	Michel Bayouk, Secretary

Michel Bayouk, Secretary and Principal Accounting Officer