Form 10QSB
period 2005-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2005-08-22
CIK 1112372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2005 – 46,309,253 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Medical International Technology, Inc. Quarterly Financial Report Index

			Page
			Number
PART I.		FINANCIAL INFORMATION
Item	1.	Consolidated Financial Statements
		Consolidated Balance Sheet, June 30, 2005 (unaudited)	4
		Consolidated Statements of Operations,
		three-months ended June 30, 2005 and 2004 (unaudited),
		nine months ended June 30, 2005 and 2004 (unaudited)	5
		Consolidated Statements of Cash Flows,
		nine-months ended June 30, 2005 and 2004 (unaudited)	6
		Consolidated Statements of Comprehensive Loss	7
		Notes to Unaudited Consolidated Financial Statements	8
Item	2.	Management's Discussion and Analysis of Financial Condition
		and Plan of Operations	11
Item	3.	Controls and Procedures	14
Part II.		OTHER INFORMATION
Item	1.	Legal Proceedings	15
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item	3.	Defaults Upon Senior Securities
Item	4.	Submission of Matters to a Vote of Security Holders	15
Item	5.	Other Information	15
Item	6.	Exhibits and Reports on Form 8-K	16
SIGNATURES			16

PART I. FINANCIAL INFORMATION ITEM 1. Financial Statements

Consolidated Balance Sheet
for the 9-month period ending
June 30, 2005
(Unaudited)
and
Consolidated Statements of Operation
for the 3-month period ending
June 30, 2005 and 2004
(Unaudited)
and
for the 9 month period ending
June 30, 2005 and 2004
(Unaudited)
and
Consolidated Statements of Cash Flows
for the 9-month period ending
June 30, 2005 and 2004
(Unaudited)
and
Consolidated Statements of Comprehensive Loss
and
Notes to Unaudited Consolidated Financial Statements

Medical International Technology, Inc.

Quarterly Financial Report

Consolidated Balance Sheet
	June 30, 2005	September 30, 2004
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$592	$6,863
Accounts receivable	-	-
Inventories	216,763	210,577
Receivable from related parties	-	-
Receivable from taxing authorities	-	-
Research tax credit receivable	259,970	115,964
Prepaid expenses	10,642	-

Total Current Assets	487,967	333,404

Property and Equipment
Tooling and machinery	204,048	204,048
Furniture and office equipment	59,372	59,372
Leasehold improvements	22,163	22,163

	285,583	285,583
Less accumulated depreciation	(147,123)	(117,123)

	138,460	168,460

Other Assets
Intangible assets subject to amortization
Patents (net accumulated amortization of $775, $601)	1,856	2,030

	1,856	2,030

Total Assets	$628,283	503,894

Liabilities and Stockholders' (Deficit)

Current Liabilities
Unearned income	$91,750	$78,345
Accounts payable	398,093	170,793
Accounts payable - related parties	141,160	-
Accrued expenses	19,099	-
Taxes payable	8,453	-
Loans payable - related parties	269,256	273,463
Loans payable	89,752	-
Current portion of long-term debt	16,550	16,550

Total Current Liabilities	1,034,113	539,151

Long-term debt	3,326	15,172

Total Liabilities	1,037,439	554,323

Stockholders' (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
none issued and outstanding as of March 31, 2005
Common stock, $.0001 par value; 100,000,000 shares authorized;
issued and outstanding 46,309,253 shares as of June 30, 2005	4,660	4,584
Additional paid-in capital	3,859,716	3,821,791
Retained deficit	(4,191,943)	(3,791,368)
Other comprehensive loss	(81,589)	(85,436)

Total Stockholders' (Deficit)	(409,156)	(50,429)

Total Liabilities and Stockholders' (Deficit)	$628,283	$503,894

The accompanying notes are an integral part of these consolidated financial statements. 4

Medical International Technology, Inc.

Quarterly Financial Report

Consolidated Statements of Operations
	For the Three-Months Ended			For the Nine Months Ended
		June 30			June 30
	2005		2004	2005		2004

	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
Sales	$ 38,189		$3,348	$ 235,388		$96,708
Cost of sales	(17,334)		(1,611)	(121,190)		(43,113)

Gross profit	20,855		1,737	114,198		53,595
Research and development costs	(21,112)		(72,317)	(173,306)		(132,637)
Selling, general, and administrative expenses	(110,804)		(69,694)	(219,538)		(149,456)

	(131,916)		(142,011)	(392,844)		(282,093)
Net loss before consulting fees	(111,061)		(140,274)	(278,646)		(228,498)
Consulting fees, non-cash	(43,200)		-	(81,200)		(842,810)

Net loss from operations	(154,261)		(140,274)	(359,846)		(1,071,308)
Other Income (Expense)
Interest income	-		6	11		14
Interest expense	(9,349)		(9,031)	(40,740)		(27,673)

Net loss	$ (163,610)		$ (149,299)	$ (400,575)	$ (1,098,967)
Basic weighted average shares outstanding	46,213,015		25,132,933	46,213,015		25,132,933

Basic loss per share	$ (0.0035)		$ (0.0059)	$ (0.0087)		$ (0.0437)

The accompanying notes are an integral part of these consolidated financial statements. 5

Medical International Technology, Inc.

Quarterly Financial Report

Consolidated Statements of Cash Flows

	For the Nine-Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(400,575)	$(1,098,967)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	30,174	35,525
Common stock issued for consulting and legal services	81,200	890,720
Accrued interest expenses on indebteness	9,791	18,676
(Increase) Decrease in Assets
Decrease (Increase) in accounts receivable	-	12,972
(Increase) Decrease in receivable from taxing authorities	(143,976)	49,129
(Increase) in inventories	(6,186)	(83,909)
(Increase) in prepaid expenses	(10,642)	(2,891)
Increase (Decrease) in Liabilities
Increase in unearned income	13,405	22,227
(Decrease) Increase in accounts payable and accrued expenses	227,300	(90,352)

Net Cash Used in Operating Activities	(199,509)	(246,870)

Cash Flows from Investing Activities
Equipment acquisition	-	(3,610)

Net cash provided (used) in investing activities	-	(3,610)

Cash Flows from Financing Activities
Advances from loans	89,752	89,524
Gross proceeds from private offerings	-	-
Advances from related parties	126,505	216,537
Advances and repayments to related parties	-	(7,707)
Principal reduction on small business loan	(11,846)	(13,290)

Net Cash Provided by Financing Activities	204,411	285,064

Effect of exchange rates on cash	(11,173)	(18,759)

Net Increase (Decrease) in Cash and Cash Equivalents	(6,271)	15,825

Beginning Balance - Cash and Cash Equivalents	6,863	12,199

Ending Balance - Cash and Cash Equivalents	$592	$28,024

Supplemental Information:
Cash Paid For:
Interest Expenses	$40,740	$27,673

Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements. 6

Medical International Technology, Inc.

Quarterly Financial Report

Consolidated Statements of Comprehensive Loss

	Nine Months ended	For the year ended
		September 30,
	June 30, 2005	2004	2003

Net loss	$(400,575)	$ (1,414,686)	$ (1,696,421)
Other comprehensive income (loss)
Foreign currency translation adjustment	(11,173)	(64,158)	(29,164)

Net comprehensive loss	$(411,748)	$ (1, 478,844)	$ (1,725,585)

The accompanying notes are an integral part of these consolidated financial statements. 7

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of June 30, 2005 , the Company did not establish any reserve for doubtful accounts.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the Three-months ended June 30, 2005 and 2004 were $10,000, and $11,480, respectively.

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

Long-Lived Assets

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company has adopted this standard and its adoption had no significant effect on the Company's financial statements Reclassification

Certain amounts in June 30, 2004 have been reclassified to conform to the June 30, 2005 presentation. Such reclassification had no effect on net income as previously reported.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer.

Medical International Technology, Inc.

Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Note 3 - Intangible Assets

Amortization expense for the Nine-months ended June 30, 2005 and 2004 were $174, and $104, respectively.

Note 4 - Stock Activity

For the three-months ended June 30, 2005, the Company issued 1,440,000 shares of its common stock for consulting services. The value assigned to these shares totaled $43,200 based upon the market value of the shares on the date of issuance. Of the 1,440,000, shares issued 600,000 were issued to the officers, directors and other related parties.

Note 5 – Commitment and Contingency

On May 14, 2003 the Company issued 100,000 common shares for services rendered. Due to the lack of value of the shares issued, the creditor has requested additional shares to be issued to make up for the shortfall. The total amount in dispute is $46,537.

However the company has agreed with the creditor to reimburse the equivalent of 1,000$ Cdn pr 780US per month, and so far it has paid Six month so the amount in dispute is reduced to $41,677, the ultimate resolution of this action is not expected to have a material adverse effect on The Company’s financial position.

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

Results of Operations for the Three-Months ended June 30, 2005 and 2004

For the three-months ended June 30, 2005, the Company experienced a net loss from operations of $163,610, which primarily comprised of research and development expenses of $21,112 and selling, general and administrative expenses of $110,804. For the three-months ended June 30, 2004, the Company’s net loss from operations was $149,299 Selling, general and administrative expenses for the three-months ended June 30, 2005 were $110,804; compare to $69,694 the previous year.

For the three-months ended June 30, 2005, the Company’ sales were $38,189 resulting in an increase in sales of $34,841 compared to sales for the same period last year

Gross profit for the three-months ended June 30, 2005 was $20,855 or 55% or sales as compared to 52% for the same period last year. MIT utilizes machined components in our products resulting in reduced unit costs as order volumes increase. Small quantity and customized orders significantly impact the gross profit derived from the sale of our products.

As of June 30, 2005, the Company maintains $64,656 as advances towards future sales pertaining to its non-exclusive distribution agreement with WLT Distributors inc.

Liquidity and Capital Resources

For the nine months ended June 30, 2005 the Company’s cash position decreased by $6,271. The Company spent $199,509 from its operations and received $204,411 from financing activities. Financing activities included an amount received from related parties of $126,505.

For the nine months ended June 30, 2004 the Company’s cash position increased by $15,825. The Company spent $246,870 from its operations and received $285,064 from financing activities. Financing activities included the repayments of its principal amount of its business loan of $13,290.

Medical International Technology, Inc. expects that revenues from existing and developing sales will not meet its liquidity requirements for the next 12 month period at its current level of operations. The company continues to rely on management to develop the business and work to develop sales. Management has and may continue to supplement cash flows from sales with additional equity and debt financing. Substantially, expanded operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate.

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

MIT has experienced difficulties with distributors meeting their purchasing schedules. Several distributors are not meeting contracted purchasing schedules, some of which have been revised to reduce minimum purchase schedules and eliminate exclusivity in the associated market. We continue to work with these distributors to assist them in developing their respective markets. On September 15th, 2004, the Japanese Ministry of Agriculture, Fishery and Forestry (MAFF) granted MIT’s Japanese Distributor " Frontier International Co Ltd" permission to market and sell freely MIT’s AGRO-JET needle-free injectors in Japan. Frontier International had initially signed a 3 year agreement with MIT in September 2003, for the distribution of the AGRO-JET. Due to regulations imposed by MAFF in January 2004 on new technology imports, it was forced to suspend the sales pending clearance form MAFF and the issuance of an official import permit. In anticipation of receiving that permit, Frontier had placed an order for the AGRO-JET with predetermined deliveries; Frontier International has not resumed its purchase schedule as agreed to in the current Distribution Agreement. However, since September of 2004 Frontier has purchased and received 60 units. No units were delivered during the three month period covered by this report.

On March 8, 2005 we announced the sale of MED-JET—MBX low pressure needle-free injectors designed for anesthetics use to Winsor (Hong Kong) Inc. Dr. Stephen Chow of Winsor (Hong Kong) Inc. had initially placed an order of 2 units at the 63rd Annual Meeting of the American Academy of Dermatology in New Orleans. The order was later increased to 25 units. Winsor (Hong Kong) Inc. is a leading esthetic products distributor in Hong Kong, with a staff of 200 employees. Winsor has the larges distributor network in Hong Kong and caters to over 500 Skin Care salons. MIT has received payment for all 25 units, has delivered 5 units and expects to deliver the remaining 20 units by September 2005.

The MED-JET—MBX is being tested for its efficacy in anesthetizing patients who receive medical treatments which involve multiple injections such as for Hyperhydrosis (excessive sweating of the hands, feet and under arms) and BOTOX ® injections.

Medical International Technology, Inc.

Quarterly Financial Report

Product Development

Medical International Technologies has filed for FDA approval for its needle-free injector – the MED-JET, designed specifically for human mass inoculations. The MED-JET is capable of delivering many types of medications like vaccines, insulin and other types of injectables. Its low-pressure technology offers an advantage to alternative high pressure systems that can cause blowbacks and expose medical workers and patients alike to microscopic traces of blood Other advantages include its light weight (0.5 kg) and an excellent medication absorption rate. The system is designed to inject up to 600 individuals an hour. The MED-JET has patent protection and is expected to be approved in the first quarter of the next fiscal year for use in human medicine in Canada.

Currently, a redesign of the MED-JET is being completed; to be followed by additional trials which are required to continue the FDA approval process for human mass inoculations. These additional trials are not expected to be completed for at least ten months.

The approval process can be expensive and may take extended period of time. There can be no assurance that this system will receive approval from the FDA or if approved gain broad acceptance by the medical community or individual patients.

On April 25, 2005 we announced that our needle free injection has been chosen for testing in a study regarding the treatment of Hyperhydrosis. Dr. Antranik Benohanian MD, FRCPC Dermatologist at Saint Luc Hospital of The Montreal University Hospital Center, has begun tests of MIT’s human injectors in his Hyperhydrosis studies. In addition to the underarms, Hyprehydrosis often occurs in the palms, soles of the feet and even the face. Currently, treatments typically carried out by needle injections that must be repeated every 4-6 months, in excessive pain to patients. Many patients are reluctant to receive multiple injections in their hand and their face due to the pain associated with traditional injections.

MIT’s MED-JET MBX injector is expected to reduce patient’s pain and discomfort in these sensitive areas of the body that is caused by traditional needle injections. In addition, MIT’s needle free injector results in a less severe puncture since it has a volume of 0.02cc. to 0.3cc. It is important to be able to increase or decrease the volume and pressure of injection, based on the comfort level of the patient. This technology is unique to MIT’s MED-JET MBX Injector.

Hyperhydrosis is the medical term for excessive sweating. Millions of people worldwide suffer from this condition. In a recent survey (J Am Acad Dermato 2004:51(2):241-258), an estimated 2.8% of the U.S. populations is affected by some form of this condition, with about a third of them describing their excessive sweating as barely tolerable or worse. BOTOX injections were approved by the FDA in July 2004 to treat severe Hyperhydrosis. Phase III clinical studies supporting the FDA approval show that 80% of patients experienced a 50% decrease in sweat production (source: Allergan, Inc. July 20,2004 press release) MIT’s MED-JET MBX injector has been submitted for FDA approval for anesthesia use covering intra-dermal use of biological injectables. Approvals under ISO 9001, 13485 and CE marking are being sought concurrently. There can be no assurance that this system will receive approval from the respective agencies.

MIT is currently finalizing the approvals for the Certification of ISO 9001, 13485 and CE marking. These approvals will enable MIT to market and sell its MED-JET MBX and MED-JET for mass inoculations in all countries except the USA.

Medical International Technology, Inc.

Quarterly Financial Report

On June 2, 2005 we announced the MedJet(r) Needle Free MBX Model Injector and its advantages in the treatment of palmar hyperhidrosis has been featured in the June edition of the Journal of the American Academy of Dermatology (JAAD). The article is titled: ``Use of needle-free anesthesia in the treatment of palmar hyperhidrosis with botulinum A toxin.'' The Journal is dedicated to the clinical and continuing education needs of the entire dermatologic community and is internationally known as the leading journal in the field. The Journal ranks in the top 4.3% of the 5,684 scientific journals most frequently cited (2000 Science Citation Index).

MIT’s development of the MED-JET MBX injector is further encouraged by the increased awareness of the Hyperhydrossis condition and available treatments. We note mainstream discussion of this condition and the BOTOX injection treatment in the September 2005 issue of “Shape” magazine in the Beauty Q&A section “stop SWEATING” which includes a testimonial of the procedure.

MIT is continually researching and developing its products to the market needs.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

Medical International Technology, Inc.

Quarterly Financial Report

Part II OTHER INFORMATION

Item 1. Legal Proceedings

None, for the period ended June 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2005, The Company issued 1,440,000 shares of its common stocks as payment for account payables related to consulting services. The value assigned to these shares totaled $43,200 based upon the market value of the shares on the date of issuance.

440,000 shares were issued pursuant to the current plan registered on form S-8. As of the date of this report 980,000 shares remain available for issuance under this plan.

1,000,000 shares were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. Listed as follows:

300,000 shares were issued on June 14, 2005 to Karim Menassa, President for services
300,000 shares were issued on June 14, 2005 to Michel Bayouk, Secretary for services.
300,000 shares were issued on June 14, 2005 to a production consultant for services.
100,000 shares were issued on April 7, 2005 to a production consultant for services.

The recipient(s) of our stock took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other information
None

Medical International Technology, Inc.

Quarterly Financial Report

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

No reports were filed on form 8-K during this period.

Exhibits

Medical International Technology includes herewith the following exhibits.

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

31.2	Certification of Principal Accounting Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer (18U.S.C. 1350)

32.2	Certification of Principal Accounting Officer (18U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.
Registrant

Date: August 19, 2005	By:	/s/ Karim Menassa

Karim Menassa, President and Principal Executive Officer

Date: August 19, 2005	By:	/s/ Michel Bayouk

Michel Bayouk, Secretary and Principal Accounting Officer