Form 10KSB/A
period 2004-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2005-09-30
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB Amendment 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 000-31469

Medical International Technology, Inc. (Exact name of small business issuer as specified in its charter)

2281 Guenette, Ville Saint-Laurent Montreal, Quebec, Canada HR4 2E9 (514) 339-9355 Address of Principal Executive Offices
Colorado	84-1509950

(State of incorporation)	(IRS Employer Identification #)

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

I

Medical International Technology, Inc.

Table of Contents
Description of Business	3
Description of Property	5
Legal Proceedings	6
Submission of Matters to a Vote of Security Holders	6
Market for Common Equity and Related Stockholder Matters	6
Management's Discussion and Analysis or Plan of Operations	8
Consolidated Financial Statements	10
Changes In / Disagreements with Accountants on Accounting/Financial Disclosure	24
Controls and Procedures	24
Directors, Executive Officers, Promoters and Control Persons	25
Section 16(a) Beneficial Ownership Reporting Compliance	25
Executive Compensation	26
Security Ownership of Certain Beneficial Owners and Management	27
Certain Relationships and Related Transactions	28
Exhibits and Reports on Form 8-K	28
Index to Exhibits and Reports	28
Principal Accountant Fees and Services	29
Signatures	30

II

Medical International Technology, Inc.

EXPLANITORY NOTE: This amendment #1 to form 10KSB contains only one change. Adding “Note 2” to the notes to financials and adjusting the numbering sequence of the subsequent notes. No other changes or updates have been made to this form 10KSB. Please look to the periodic reports on form 10QSB for subsequent periods and current reports on form8K for recent information about the company’s financial and operational condition.

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

The accompanying financial statements have been prepared assuming the company will continue as a going concern.

As outlined in note 2 to the financial statements, the company has reported a net liability position and has accumulated operating losses since inception. This raises substantial doubt of its ability to continue as a going concern. The finacial statements do not include any adjustments that might result from the outcome of this uncertainty.The financial statements of Medical International Technology, Inc. as of September 30, 2003 were audited by another auditor whose report dated January 20, 2004, expressed an unqualified opinion on those financial statements.

SCHWARTZ LEVITSKY FELDMAN LLP Chartered Accountant Montreal, QC January 5, 2005
(except for note 2 dated August 12, 2005)

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

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED BALANCE SHEET

	September 30,
	2004	2003

Liabilities and Stockholder's (Deficit)

Current Liabilities
Unearned income	$78,345	$ 61,604
Accounts payable and accrued expenses	170,793	210,046
Taxes payable	-	5,775
Loans payable – related parties	273,463	571,902
Current portion of long-term debt	16,550	20,880

Total current liabilities	539,151	870,207

Long-term debt	15,172	24,111

Total Liabilities	554,323	894,318

Stockholder's (Deficit)

Preferred Stock, $.0001 par value; 3,000,000 shares authorized;
none issued and outstanding shares as of September 30, 2004

Common Stock, $.0001 par value; 100,000,000 shares authorized;
issued and outstanding 45,833,015 shares as of September 30, 2004	4,584	2,172

Additional paid-in capital	3,821,791	2,069,679
Retained deficit	(3,791,368)	(2,376,682)
Other comprehensive income (loss)	(85 436)	(21,278)

Total Stockholder's (Deficit)	(50,429)	(326,109)

Total Liabilities and Stockholder's (Deficit)	$503,894	$ 568,209

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the year ended
		September 30,
	2004	2003	2002

Sales	$196,161	$346,648	$33,011
Cost of sales	164,736	135,480	16,343

Gross profit	31,425	211,168	16,668

Research and development costs	279,510	267,489	145,658
Selling, general, and administrative expenses	1,129,689	1,578,941	369,859

Net loss from operations	(1,377,774)	(1,635,262)	(498,849)

Other income (expense)
Interest income	---	587	3,157
Interest expense	(36,912)	(61,746)	(26,156)

Net loss	$(1,414,686)	$(1,696,421)	$(521,848)

Basic (Loss) Per Share	$(0,04)	$(0,09)	$(0,03)

Basic weighted average shares outstanding	35, 532, 974	19, 270, 454	18, 105, 081

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended
	September 30,
	2004	2003

Net loss	$(1,414,686)	$(1,696,421)
Other comprehensive income (loss)
Foreign currency translation adjustment	(64,158)	(29,164)

Net comprehensive loss	$(1,478 844)	$(1, 725,585)

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional
	Common Stock		Paid-in	Retained

	Shares	Amount	Capital	Deficit

Balance - September 30, 2001	18,030,188	$1,803	$ 485,695	$ (158,413)

Shares issued for cash	87,086	9	117,582	-
Shares issued for services	99,526	10	89,076	-
Net loss for the year ended September 30, 2002	-	-	-	(521,848)

Balance - September 30, 2002	18,216,800	1,822	692,353	(680,261)

Shares issued for cash	600,000	60	187,984	-
Shares issued for services	2,898,800	290	1,189,342	-
Net loss for the year ended September 30, 2003	-	-	-	(1,696,421)

Balance - September 30, 2003	21,715,600	$2,172	$ 2,069,679	$ (2,376,682)

Shares issued for debts	8,462,260	846	609 416	-
Shares issued for services	15,655,155	1,566	1,142,696	-
Net loss for the year ended September 30, 2004	-	-	-	(1,414,686)

Balance - September 30, 2004	45,833,015	$4,584	$ 3,821,791	$ (3,791,368)

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the year ended
			September 30,
		2004	2003	2002

Cash Flows from Operating Activities
Net Loss		$(1,414,686)	$(1,696,421)	$ (521,848)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense		41,170	41,170	25,765
Amortization expense		233	160	148
Common stock issued for consulting and legal services		1,144,262	1,189,632	-
Accrued interest expense on indebtedness		-	22,704	-
Proceeds on sales of products in production		-	-	43,800
(Increase) Decrease in Assets
(Increase) in accounts receivable		12,972	(7,188)	(4,568)
(Increase) decrease in receivable from taxing authorities			-	10,724
(156,829)
Decrease in research credit receivable		36,114	32,142	-
(Increase) in inventories		(142,952)	(46,474)	(15,262)
Decrease of receivable from taxing authorities		8,261	-	-
(Increase) in prepaid expenses		20,484	(6,303)	(9,221)
Increase (Decrease) in Liabilities
Increase in unearned income		16,741	13,570	-
(Decrease) Increase in accounts payable and accrued
expenses		(45,028)	81,008	83,357
Net cash used in operating activities		(322,429)	(365,276)	(554,658)

Cash Flows from Investing Activities
Equipment acquisition		-	(2,379)	(19,904)

Net cash used in investing activities		-	(2,379)	(19,904)

Cash Flows from Financing Activities
Gross proceeds from private offering		-	188,044	206,675
Advances from related parties		394,520	285,068	72,285
Reduction in amounts due to related parties		-	(93,457)	(19,087)
Advances to related parties - other		-	-	(17,220)
Principal reduction on small business loan		(13,269)	(45,290)	(13,282)

Net cash provided by financing activities		381,251	334,365	229,371
Effect of exchange rates on cash		(64 158)	4,385	9,193
Net Decrease in Cash and Cash Equivalents		(5,336)	(28,905)	(335,998)
Beginning Balance - Cash and Cash Equivalents		12,199	41,104	377,102

Ending Balance - Cash and Cash Equivalents		$6,863	$12,199	$ 41,104

Supplemental Information:

			For the year ended
			September 30,
		2004	2003	2002

Cash Paid For:
Interest Expense		$36,912	$61,746	$ 17,155

Income expenses	$	---	$ ---	$ ---

The accompanying notes are an integral part of these financial statements.

17

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

Note 2 – Basis of Presentation and Going Concern

Generally accepted accounting principles in the United States of America contemplates the continuation of the Company as a going concern. However, the Company has reported a net liability position of $220,919 and has accumulated operation losses since inception of $3,791,368, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provide the opportunity for the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies
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

MEDICAL INTERNATIONAL TECHNOLOGY NOTES TO FINANCIAL STATEMENTS (continuation)

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

MEDICAL INTERNATIONAL TECHNOLOGY NOTES TO FINANCIAL STATEMENTS (Continuation)

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

	MEDICAL INTERNATIONAL TECHNOLOGY
	NOTES TO FINANCIAL STATEMENTS
	(Continuation)
Note 4 – Inventories
Inventories at September 30, 2004 consist of the following:
	2004	2003
Raw materials	$ 36,676	$50,355
Work in process	12,273	6,773
Finished good	161,628	10,497

Total	$ 210,577	$67,625
Note 5 – Research Credit Receivable

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
Note 6 – Intangible Assets

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

Note 7 – Related Party Transactions
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

Note 8 - Income Taxes

The company has operating losses of $584,592, which can be used to reduce future taxable income. The potential tax benefits relating to the losses have not been recognized in the company’s accounts. The deductibility of these losses expire between 2009 and 2011.

Note 9 - Stockholders' (Deficit)
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

Note 10 - Operating Leases

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

Future minimum lease commitments pertaining to these leases expire as follows:

September 30, 2005
$ 1,530

MEDICAL INTERNATIONAL TECHNOLOGY NOTES TO FINANCIAL STATEMENTS (Continuation)

Note 11. Loans Payable - Related Parties

On January 31, 2002, Idee International R&D, Inc. a Company wholly owned by a majority shareholder of MIT, sold the Company tooling, machinery, and other property for $146,331. The purchase price, in addition to an outstanding loan of approximately $82,408 due Idee have been combined and are evidenced by a non-recourse promissory note bearing interest at an annual rate of 11.5% . Principal and accrued interest are payable on demand, only after the Company becomes profitable and the repayment of such loan does not impact the Company’s ability to operate and meet its normal obligations.

During the year ended September 30, 2004 and 2003, the Company paid approximately zero and $19,000 in principal and $24,923 and $22,704 in accrued interest on this loan, respectively. The balance of the loan at September 30, 2004 is $261,573.

Note 12. Notes Payable

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

Note 13. Unearned Income

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

Certain Relationships and Related Transactions

On January 31, 2002, Idee International R&D, Inc. a Company wholly owned by a majority shareholder of MIT, sold the Company tooling, machinery, and other property for $146,331. The purchase price, in addition to an outstanding loan of approximately $82,408 due Idee have been combined and are evidenced by a non-recourse promissory note bearing interest at an annual rate of 11.5% . Principal and accrued interest are payable on demand, only after the Company becomes profitable and the repayment of such loan does not impact the Company’s ability to operate and meet its normal obligations.

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

Medical International Technology, Inc.
Registrant

Date: September 23, 2005	By:\s\ Karim Menassa, President

Karim Menassa, President and Principal Executive Officer

Date: September 23, 2005	By:\s\ Michel Bayouk, Secretary

Michel Bayouk, Secretary and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September	23,	2005	By:	\s\ Karim Menassa, President

				Karim Menassa, President, Director

Date: September	23,	2005	By:	\s\ Michel Bayouk, Secretary

				Michel Bayouk, Secretary, Director