Form 10KSB
period 2005-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2006-01-03
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-31469

Medical International Technology, Inc.
(Exact name of small business issuer as specified in its charter)

2281 Guenette, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9
(514) 339-9355

Address of Principal Executive Offices

Colorado	84-1509950

(State of incorporation)	(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share
[ ]	Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[X]	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.

[ ]	Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12n-2 of the Exchange Act).
[ ] YES [ X ] NO

Issuer's revenues for its most recent fiscal year: $354,343

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2005, computed by reference to the bid/ask price of $0.85 at December 19, 2005 is $4,443,370.

The number of shares outstanding of the Registrant's common stock as of December 19, 2005 was 9,341,435

Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

Medical International Technology, Inc.

Table of Contents
Description of Business	3
Description of Property	7
Legal Proceedings	8
Submission of Matters to a Vote of Security Holders	8
Market for Common Equity and Related Stockholder Matters	8
Recent Sales of Unregistered Securities	10
Management's Discussion and Analysis or Plan of Operations	13
Consolidated Financial Statements	15
Changes In / Disagreements with Accountants on Disclosure	28
Controls and Procedures	30
Directors, Executive Officers, Promoters and Control Persons	30
Section 16(a) Beneficial Ownership Reporting Compliance	31
Code of Ethics	31
Executive Compensation	31
Security Ownership of Certain Beneficial Owners and Management	35
Certain Relationships and Related Transactions	36
Exhibits and Reports on Form 8-K	34
Index to Exhibits and Reports	37
Principal Accountant Fees and Services	38
Signatures	39

II

Medical International Technology, Inc.

Description of Business

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan, (c) regulatory acceptance of our products in diverse localities and (d) successful development and market acceptance of the company’s products.

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

Medical International Technology, Inc. has authorized 100,000,000 shares of common stock, par value $.0001 and 3,000,000 shares of preferred stock, par value $.001. At December 19, 2005; 9,341,435 shares of common stock were issued and outstanding; No preferred shares have been issued.

On November 21, 2005 a reverse split of 10 to 1 of the issued and outstanding common stock occurred. The disclosure in this report and the presentation of the included financial statements reflects the reverse split as if it occurred during the period covered.

Medical International Technology, Inc.'s common stock was traded on the NASD's Over-The-Counter Bulletin Board exchange under the symbol "MDIR" and as of November 21, 2005 is traded under the symbol “MDLH”. The Company has a September 30th fiscal year end.

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

Medical International Technology, Inc.

(7)	Friendly to the environment (No biological waste);

(8)	Affordable and economical;

(9)	Efficient use of medication used.

Hazards of the Traditional Needle

According to the International Sharps Injury Prevention Society (http://www.isips.org), it has been estimated that one out of every seven workers is accidentally stuck by a contaminated sharp point each and every year. Today alone over 2,100 health care professionals will incur a needlestick related injury. More than 20 types of infectious agents have been transmitted through needlesticks, including hepatitis B and C, tuberculosis, syphilis, malaria, herpes, diphtheria, gonorrhea, typhus and Rocky Mountain spotted fever.

Target Products and Market

Animal Sector:

Medical International Technology, Inc. markets several Models of Agro-Jet Needle-Free injectors. The AGRO-JET Model MIT II, MIT III, MIT V, MIT VI, MIT X, MIT XI, MIT XII and MIT XIV. The AGRO-JET technology is a Low pressure, high performance, semi-automatic needle-free injector intended for the general use of the livestock market. The Models MIT II and MIT III is intended to target piglets of up to 20Kg. Piglets are one of the largest markets in the animal sector, because these animals require a large number of injections during their growth. The Model MIT IIP and MIT XII, is manly targeting the world market for vaccination of Poultry, eliminating risks associated with cross contamination. The mass vaccination capabilities and reduced risks of cross contamination make these models suited to combat pandemic fears like Bird Flu and other global threats requiring mass vaccinations to prevent their spread.

The Agro-Jet Models MIT VI and X is a product intended for Pigs larger then 20Kg., Swine, Veal, Cattle, Beef Sheep, Equine and other livestock.

MIT V, MIT XI and MIT XIV are intended for sporadic injections with a reusable cartridge, of up to 5 ml. Other Models will be introduced in the forth quarter of 2006.

Human Sector:

MED-JET is a similar product to the AGRO-JET Model MIT II intended for the mass vaccination of Human. MIT has received Health Canada approval and is in the process of obtaining FDA approval. MIT is marketing and selling its MED-JET in clinics in Canada and intends to market and sell in many other markets during the next fiscal year. PRO-JET is a variation of the AGRO--JET products, in "pen-form", and intended for use in the human sector. The main customers targeted will be hospitals, clinics and individuals who must inject medications at home (diabetics and others). Needle-free injection technology, for humans even more than for animals, allows for painless injections and reduces the damage to skin and tissues, especially for people who must inject themselves frequently, such as:

(1)	Diabetics

(2)	Allergy Injections

(3)	Vitamins Injections

(4)	Growth Hormone Injections

(5)	Antibiotics Injections

(6)	Birth Control or Impotence Injections

(7)	Vaccines for Children

(8)	Antidote Vaccines for bee stings or snake bites, for example

(9)	Other neuroplegics

Medical International Technology, Inc. will target the diabetics market in the next fiscal year. MIT will begin in the markets where our products are currently approved and continue our efforts in localities where approvals are pending. The market potential in this sector is extremely large because there are many diabetics throughout the world and many must inject insulin daily. A secondary market will be the allergy market. The allergy market

Medical International Technology, Inc.

includes a similar potential, as the number of individuals affected is quite large, as are the variety of allergies that may be involved. We are currently unable to access many of these markets due to the need for additional regulatory approvals in the localities for the various applications.

Marketing and Distribution

MIT promotes its products in many countries including the United States of America. MIT is exerting every effort and using its resources to promote its products and to open markets for its technology. As we continue to market our products, we hope to gain broader acceptance of the needle-free injection technology.

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

On September 15th, 2004, the Japanese Ministry of Agriculture, Fishery and Forestry (MAFF) granted MIT’s Japanese Distributor " Frontier International Co Ltd" permission to market and sell freely MIT’s AGRO-JET needle-free injectors in Japan. Frontier International had initially signed a 3 year agreement with MIT in September 2003, for the distribution of the AGRO-JET. Due to regulations imposed by MAFF in January 2004 on new technology imports, it was forced to suspend the sales pending clearance form MAFF and the issuance of an official import permit. In anticipation of receiving that permit, Frontier had placed an order for the AGRO-JET with predetermined deliveries; Frontier International has not resumed its purchase schedule as agreed to in the current Distribution Agreement. However, since September of 2004 Frontier has purchased and received 60 units. No units were delivered during the three month period ended September 30, 2005.

On March 8, 2005 we announced the sale of MED-JET—MBX low pressure needle-free injectors designed for anesthetics use to Winsor (Hong Kong) Inc. Dr. Stephen Chow of Winsor (Hong Kong) Inc. had initially placed an order of 2 units at the 63rd Annual Meeting of the American Academy of Dermatology in New Orleans. The order was later increased to 25 units. Winsor (Hong Kong) Inc. is a leading esthetic products distributor in Hong Kong, with a staff of 200 employees. Winsor has the larges distributor network in Hong Kong and caters to over 500 Skin Care salons. MIT has received payment for all 25 units, has delivered 5 units and expects to deliver the remaining 20 units in the second quarter of 2006.

The MED-JET—MBX is being tested for its efficacy in anesthetizing patients who receive medical treatments which involve multiple injections such as for Hyperhydrosis (excessive sweating of the hands, feet and under arms) and BOTOX ® injections.

Product Development

Medical International Technologies has filed for FDA approval for its needle-free injector – the MED-JET, designed specifically for human mass inoculations. The MED-JET is capable of delivering many types of medications like vaccines, insulin and other types of injectables. Its low-pressure technology offers an advantage to alternative high pressure systems that can cause blowbacks and expose medical workers and patients alike to microscopic traces of blood Other advantages include its light weight (0.5 kg) and an excellent medication absorption rate. The system is designed to inject up to 600 individuals an hour. The MED-JET has patent protection and is approved for use in human medicine in Canada.

Currently, a redesign of the MED-JET is being completed; to be followed by additional trials which are required to continue the FDA approval process for human mass inoculations. These additional trials are not expected to begin for at least six months.

Medical International Technology, Inc.

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

The results have been published in two major associations. First was the American Academy of Dermatology and the second, in the British Journal of Dermatology. These publications provide strong evidence that the MED-JET Model MBX from Medical International Technology Inc, the only system in the world than can inject a minute volume of 0.02 ml up to 0.3 ml. Fast, reliable and almost painless, in any part on the Human body. MIT’s MED-JET ® MBX injector is expected to reduce patient’s pain and discomfort in these sensitive areas of the body that is caused by traditional needle injections. In addition, MIT’s needle free injector results in a less severe puncture since it has a volume of ..02cc. to .3cc. It is important to be able to increase or decrease the volume and pressure of injection, based on the comfort level of the patient. This technology is unique to MIT’s MED-JET MBX Injector.

Hyperhydrosis is the medical term for excessive sweating. Millions of people worldwide suffer from this condition. In a recent survey (J Am Acad Dermato 2004:51(2):241-258), an estimated 2.8% of the U.S. populations is affected by some form of this condition, with about a third of them describing their excessive sweating as barely tolerable or worse. BOTOX injections were approved by the FDA in July 2004 to treat severe Hyperhydrosis. Phase III clinical studies supporting the FDA approval show that 80% of patients experienced a 50% decrease in sweat production (source: Allergan, Inc. July 20,2004 press release) On June 2, 2005 we announced the MedJet(r) Needle Free MBX Model Injector and its advantages in the treatment of palmar hyperhidrosis has been featured in the June edition of the Journal of the American Academy of Dermatology (JAAD). The article is titled: ``Use of needle-free anesthesia in the treatment of palmar hyperhidrosis with botulinum A toxin.'' The Journal is dedicated to the clinical and continuing education needs of the entire dermatologic community and is internationally known as the leading journal in the field. The Journal ranks in the top 4.3% of the 5,684 scientific journals most frequently cited (2000 Science Citation Index). MIT’s development of the MED-JET MBX injector is further encouraged by the increased awareness of the Hyperhydrossis condition and available treatments. We note mainstream discussion of this condition and the BOTOX injection treatment in the September 2005 issue of “Shape” magazine in the Beauty Q&A section “stop SWEATING” which includes a testimonial of the procedure.

On November 22, 2005, we announced that in August 2005, Australian Wool Innovation Limited (AWI) contracted MIT to adapt our Agro-Jet needle free applicator for intradermal injections of various compounds as possible alternatives to mulesing. The Agro-Jet applicator is a needle-free medication delivery system for livestock.

Mulesing is the cutting of the skin around the breech (backside) of a lamb to prevent wool growth. This reduces the risk of breech flystrike caused by a very aggressive Australian sheep blowfly Lucila cuprina. Without mulesing, blowfly, flesh eating maggots create painful wounds, causing the sheep considerable pain and, in many cases, death. Over 10 Million Sheep go through this procedure every year.

Australian Wool Innovation Limited (AWI) is a fully independent public company. Their mission is to drive research, development and innovation that will increase the long-term profitability of Australian woolgrowers. The need to find alternatives to overcome long-standing animal health issues, such as blowfly strike, is an investment priority for the AWI.

Medical International Technology, Inc.

As part of a wide-ranging search for better methods, AWI is funding MIT to develop practical and cost effective applicators suitable for the various compounds being investigated as alternatives to mulesing. AWI has also stated that in trials already conducted, the MIT applicator was very functional and extremely easy to use and will be used in further field trials.

MIT is continually researching and developing its products to the market needs.

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

On November 22, 2005, we announced the company received full certification for our Quality Management System granted under the International Organization for Standardization's ISO:9001:2000. This includes Certification for the “Canadian Medical Device Conformity Assessment System” (CMDCAS), for devices to be licensed by HEALTH CANADA. The company plans to aggressively market the MED-JET for human use for mass-inoculation. The company feels that Canadian and other world markets can benefit greatly from the MED-JET. By using the MED-JET, health officials have an alternative delivery method that is safer and faster than the traditional needle.

MIT’s MED-JET MBX injector has been submitted for FDA approval anesthesia use covering intra-dermal use of biological injectables.

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

Description of Property

Medical International Technology, Inc. currently leases its office under an operating lease that expires October 31, 2008. These offices are a 3,500 square foot industrial facility in Montreal Canada. Facilities include various machine tools and test systems for prototyping and light production. The annual lease expense for these facilities for the year ending September 30, 2005 was $23,692.

Medical International Technology, Inc.

Legal Proceedings

1.	On May 14, 2003 the Company issued 100,000 shares for services rendered. Due to the lack of value of the shares issued, the creditor requested additional shares to be issued to make up for the shortfall. The total amount in dispute was $46,537. The parties have agreed that the Company will reimburse the creditor $780 per month. At September 30, 2005 the remaining disputed amount to be reimbursed has been reduced to $39,337.

The ultimate resolution of this matter is not expected to have a material adverse effect on the Company’s financial position.

2.	Two suppliers, Farimetal, Inc. and Outils Diacarb have instituted legal proceedings against the company in the approximate amount of $26,200. The company also instituted counter claims against those suppliers in the approximate amount of $33,750. The actions are before the Court of the Province of Quebec and are scheduled for May 4th, 2006 and April 19th, 2006. These subcontractors provided services that did not meet MIT specifications which resulted scrapping many components and delaying deliveries to Japan. Neither the possible outcome nor the amount of possible settlement can be foreseen in these proceedings. The ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of the year ending September 30, 2005. Medical International Technology, Inc. conducted a Special Meeting of Shareholders on November 17, 2005; where shareholders approved a 1 for 10 reverse split of the Company’s issued and outstanding common stock. Shareholder votes in favor of the reverse split represented 30,871,051 shares, or 65% of the 47,444,253 issued and outstanding shares. There were 1,005,300 opposing votes and 3,000 abstentions. As of November 21, 2005 our new trading symbol is MDLH.

Market for Common Equity and Related Stockholder Matters

Market Information

Medical International Technology, Inc. common stock is listed on the NASD Over-The-Counter Bulletin Board under the symbol “MDLH”, and prior to November 21, 2005 "MDIR", and prior to June 2, 2002 under the symbol “PALY”. The first available quotes on the NASD Over-The-Counter Bulletin Board appeared at the end of the 1st quarter of 2002. The price quotes on the NASD Over-The-Counter Bulletin Board on December 15, 2005 is a High of $1.10 and a Low of $1.03.

The quotations provided are for the over the counter market which reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable and have been adjusted historically to reflect the reverse split of 10 to 1 which occurred on November 21, 2005:

	High	Low
Period Ending
September 30, 2003*	$2.40	$1.90
December 31, 2003*	$1.70	$1.20
September 30, 2004*	$0.70	$0.50
December 31, 2004*	$0.50	$0.35
March 31, 2005*	$0.55	$0.55
June 30, 2005*	$0.40	$0.40
September 30, 2005*	$0.35	$0.35
November 30, 2005	$0.75	$0.75
*adjusted for post-reverse split 10 to 1

Medical International Technology, Inc.

Holders

Medical International Technology had 9,341,435 shares of common stock issued and outstanding as of December 19, 2005, which were held by approximately 68 shareholders and undetermined number of shareholders holding 869,902 common shares in street name (CEDE&CO).

Options

The company has the following option agreements outstanding as of December 19, 2005: *All represented as post 10 to 1 reverse split

Geoffrey Armstrong - Consultant

Options exercisable to purchase 750,000 common shares at an exercise price of forty cents ($0.40) per share during the period from October 3, 2005, through October 3, 2007.

Claude Gendron - Consultant

Options exercisable to purchase 750,000 shares of Common Stock at an exercise price of forty cents ($0.40) per share during the period from September 30, 2005, through September 30, 2007.

Private Placements

The first private placement consisted of 2,000,000 Units at a price of $0.25 per unit. Each unit consisted of one Series A Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and one Series B Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Both the series A and series B warrants expire on October 27, 2007.

The second private placement was for 1,224,000 Units at a price of $0.25 per Unit. Each unit of this second offering consisted of one Series A Warrant for the purchase of 1,224,000 shares of the Company’s common stock at an exercise price of $0.75 per share and one Series B Warrant for the purchase of 1,224,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Both the series A and series B warrants expire on November 07, 2007.

On December 20, 2005, the company sold in a private placement 1,000,000 Units at a price of $0.60 per Unit. Each unit sold in this offering includes one (1) Series A Warrant for a total of 1,000,000 shares of the Company's common stock at an exercise price of $0.75 per share The series A warrant expires on December 19, 2007.

The company presently does not have any other outstanding options, warrants or securities convertible into common stock.

Preferred Stock

As of September 30, 2005 there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval

Medical International Technology, Inc.

Recent Sales of Unregistered Securities

The following unregistered securities were issued and not previously disclosed in a prior periodic or current report. On August 4, 2005, the Company issued 600,000 pre-reverse split restricted common shares at a price of $0.03 per share to our US Attorney, as partial payment for accrued unpaid legal services.

On September 1, 2005 the Company issued 35,000 pre-reverse split restricted common shares at a price of $0.03 per share to Pascal D’Onofrio for Services. Additionally, on September 26, 2005 the Company issued 300,000 pre-reverse split restricted common shares at a price of $0.03 per share to Mr. D’Onofrio for Services, and on November 10, 2005 the Company issued 400,000 pre-reverse split restricted common shares at a price of $0.05 per share to Mr. D’Onofrio for Services.

On November 30, 2005 the Company issued 520,000 post-reverse split restricted common shares at a price of $0.25 per share to Idee International R & D Inc., a company owned 100% by 2849674 Canada Inc. for a debt conversion of $130,000.

On November 30, 2005 the Company issued 320,000 post-reverse split restricted common shares at a price of $0.25 per share to 2849674 Canada Inc., a company owned 100% by Karim Menassa for debt conversion of $80,000. On November 30, 2005 the Company issued 200,000 post-reverse split restricted common shares at a price of $0.25 per share to 165029 Canada Inc., a company owned 100% by Michel Bayouk for a debt conversion of $50,000. On November 30, 2005 the Company issued 128,000 post-reverse split restricted common shares at a price of $0.25 per share to Karim Menassa, a Director and Officer of the Company for a debt conversion of $32,000.

On November 30, 2005 the Company issued 68,000 post-reverse split restricted common shares at a price of $0.25 per share to 9160-4132 Quebec Inc., a company owned as to 100% by Michel Bayouk a Director and Officer of the Company for settlement of debt totaling $17,000.00.

On November 30, 2005 the Company issued 52,000 post-reverse split restricted common shares at a price of $ 0.25 per share to Technopro M.S. (2999226 Canada Inc.) for a debt conversion of $13,000.

Relating to the transactions listed above, these shares of stock were issued in transactions we believe to be exempt from registration under Section 4(2) of the Securities Act. The recipients of our stock were accredited investors as defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act, and those individuals or entities took their shares for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our shares; there were no commissions paid; and the securities are restricted pursuant to Rule 144.

On December 20, 2005, the company sold in a private placement 1,000,000 Units at a price of $0.60 per Unit. Each unit sold in this offering includes one (1) Series A Warrant for a total of 1,000,000 shares of the Company's common stock at an exercise price of $0.75 per share The series A warrant expires on December 19, 2007. The total amount raised from this placement was $600,000 of which the company is obligated to pay a 9% finder fee to 9109-7923 Quebec Inc. Net proceeds to the company less the $54,000 finder fee were $546,000.

The Units in this offering were sold in exempt transactions under, Section 4(2) of the Securities Act of 1933, Regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. Medical International Technology, Inc. conducted the private offering through its executive officers and directors and sold all 1,000,000 shares to one accredited overseas investors for gross proceeds of $600,000. Exemptions being non-exclusive the following factors are relevant: Each purchaser was an accredited investor as defined by Rule 501 of regulation D of the Securities Act of 1933; An aggregate of only $600,000 was received by Medical International Technology, Inc..; No advertisements were made.; Each purchaser had adequate access to information pertaining to Medical International Technology, Inc.; The securities are restricted pursuant to Rule 144.

All proceeds from the private placement will be used to increase production, marketing capabilities and meet order

Medical International Technology, Inc.

backlogs.

Medical International Technology, Inc.

Equity Compensation Plan Information

The Company has a stock compensation plan under which directors are authorized to grant incentive stock options, to a maximum of two million (2,000,000) of the issued and outstanding shares, to directors, employees and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase Shares. The company filed this plan using form S-8 on August 25, 2004.

The following table provides information as of December 27, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders(1)(2)	0	$ 0.00	0
Equity compensation plans	1,500,000	$ 0.40	0
not approved by shareholders(1)(3)(4)

Total	0	$ 0.40	0

(1)	Consists of shares of our common stock issued or remaining available for issuance under our stock compensation plan.
(2)	Approved by shareholders of Medical International Technology, Inc
(3)	The total common stock issued from the maximum 2,000,000 shares authorized under the stock compensation plan as of December 19, 2005 was 2,000,000 shares.
(4) The company filed a Form S-8 on December 27, 2005 for 750,000 options underlying a consulting agreement with Geoffrey Armstrong our
Administrative Manager.

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

Financial Condition and Results of Operations

During the fiscal year ending September 30, 2005 the Company experienced a net loss of $734,478, primarily comprised of selling, general and administrative expenses of $517,146 and research and development costs of $203,608. For the prior fiscal year 2004, the Company experienced a net loss of $1,414,686, where selling, general and administrative expenses totaled $1,129,689 and research and development costs were $279,510.

Net comprehensive loss, after adjustment for foreign currency translation, for fiscal year 2005 was $684,755, and for fiscal year 2004 was $1,478,844.

For the twelve-months ended September 30, 2005, the Company experienced an increase in sales of $158,182 compared to sales for the same period last year. Gross profit for the twelve-months ended September 30, 2005 was $33,914 or approximately 10% of sales as compared to 16% for the same period last year.

Selling, general and administrative expenses for the twelve-months ended September 30, 2005 was $517,146 which is more than 50% less than the $1,129,689 expenditure for the previous year.

Costs of sales continue to be increased by the need to customize many of the items ordered to fit the particular needs of clients utilizing our products in new applications.

Liquidity and Capital Resources

During the fiscal year ending September 30, 2005 the Company’s cash position decreased by $989. Net cash used in operating activities was $123,709; $72,997 was gained from financing activities; the effect of exchange rates on cash was an increase of $49,723.

During the fiscal year ending September 30, 2004 the Company received $394,520 gross proceeds in advances from related parties. Including other expenses, the net cash received from financing activities totaled $381,251. $322,429 was used in operating activities and $-0- was used in investing activities. Exchange rates on cash resulted in a decrease of $64,158. The resultant overall net decrease in cash and cash equivalents was $5,366; where the beginning balance for the fiscal period was $12,199, the resultant balance for the period was $6,863.

The Company has reported a net liability position of $769,660 and has accumulated operation losses since inception of $4,525,846, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provide the opportunity for the Company to continue as a going concern. Medical International Technology, Inc. expects that revenues from existing and developing sales may not meet its liquidity requirements for the next 12 month period at its current level of operations. The company has been dependent on advances from related parties to maintain operations. There are no agreements, assurances or commitments to continue providing these advances. The company continues to rely on management to develop the business and work to develop sales. Management has and may continue to supplement cash flows from sales with additional equity and debt financing. Substantially, expanded operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate.

Medical International Technology, Inc.

Management Plan of Operations

Medical International Technology, Inc. (“MIT”) is engaged in the business of research, development, marketing and sales of needle-free jet injector technology and products for humans and animals, for single and mass injections. We continue to market our product in all available markets, seek regulatory approvals to expand those market opportunities and improve our products for application to new markets.

Medical International Technology, Inc. conducted a Special Meeting of Shareholders on November 17, 2005; where shareholders approved a 1 for 10 reverse split of the Company’s issued and outstanding common stock. As of November 21, 2005 our new trading symbol is MDLH.

We have retained three Business consultants to assist in restructuring and developing new opportunities.

Medical International Technology, Inc. has recently completed several rounds of financing resulting in net proceeds to the company of approximately $1,287,520 and continues efforts to secure additional funding to support and expand operations. Funds from these sales of our common stock are being used to fund continued operations, develop and seek regulatory approvals for our products and market those products worldwide.

Medical International Technology, Inc. will continue to seek additional funding to expand operations and develop sales revenue to a volume sufficient to sustain operations.

On December 22, 2005 we announced that as part of its continuing restructuring program MIT is forming two divisions. The Human Medical Technology Division will focus on the development, production, marketing and sale of needle-free injectors and other medical technologies for humans. The Animal Medical Technology Division will deal with all aspects of the development, production, marketing and sale of the needle-free injectors and other technologies for animal applications worldwide.

On December 22, 2005 we announced that MIT is proceeding with the acquisition of ScanView, a Montreal-based portable ultrasound technology and manufacturing company. ScanView was formed in 2003 to develop, manufacture and market different models of Real Time Ultrasound Scanners, for Animal and Human applications.

ScanView has a unique, portable and battery operated ultrasound diagnostic medical device, using a variety of probes for pathological and physiological evaluation of organs such as the heart, kidneys, liver, thyroid, uterus and ovaries. They serve equally well to detect kidney stones, diagnose pregnancy, visualize follicle development and carry out all other normal ultrasound diagnostic procedures.

ScanView is a private Canadian company owned by Karim Menassa, our CEO and Director, owning 55% of Scanview, Michel Bayouk, our CFO and Director, owning 10% of Scanview and three other unrelated shareholders.

On December 19, 2005 the Board of MIT adopted a resolution stating that " MIT will acquire all of the issued and outstanding shares of 9139-2449 Quebec Inc operating under the name Scanview for 2,500,000 restricted common shares of MIT". No shares have been issued and the final terms are pending acceptance by the shareholders of Scanview.

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan, (c) regulatory acceptance of our products in diverse localities and (d) successful development and market acceptance of the company’s products.

This annual report may contain both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

Medical International Technology, Inc.
Consolidated Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	15
Financial Statements
Consolidated Balance Sheet	16-17
Consolidated Statements of Operations	18
Consolidated Statements of Comprehensive Loss	19
Consolidated Statement of Stockholders’ (Deficit)	20
Consolidated Statements of Cash Flows	2
Notes to Consolidated Financial Statements	22-27

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Medical International Technology, Inc.

We have audited the accompanying consolidated balance sheets of Medical International Technology, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders' (deficit), and cash flows, for each of the years ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. as of September 30, 2005 and 2004, and the results of its operations, and its cash flows for the years then ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern.

As outlined in note 2 to the financial statements. The company has reported a net liability position and has accumulated operating losses since inception. This raises substantial doubt of its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly we express no such opinion.

The financial statements of Medical International Technology, Inc. as of September30, 2003 were audited by another auditor whose report dated January 20, 2004, expressed an unqualified opinion on those financial statements.

SCHWARTZ LEVITSKY FELDMAN LLP Chartered Accountants Montreal, Quebec November 28, 2005

MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	2004

Assets

Current assets
Cash and cash equivalents	$ 5,874	$6,863
Accounts receivable	35,294	-
Inventories	97,423	210,577
Research credit receivable	194,912	115,964

Total Current Assets	333,503	333,404

Property and Equipment
Tooling and machinery	204,048	204,048
Furniture and office equipment	59,372	59,372
Leasehold improvements	22,163	22,163

Less accumulated depreciation	(158,293)	(117,123)

	127,290	168,460

Other Assets
Patents (net of accumulated amortization of $ 601, $ 368)	1,797	2,030

Total Assets	$ 462,590	$503,894

The accompanying notes are an integral part of these financial statements. 17

MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	2004

Liabilities and Stockholder's (Deficit)

Current Liabilities
Unearned income	$ 116,537	$ 78,345
Accounts payable and accrued expenses	608,444	170,793
Loans payable – related parties	361,698	273,463
Current portion of long-term debt	16,484	16,550

Total current liabilities	1,103,163	539,151

Long-term debt	0	15,172

Total Liabilities	1,103,163	554,323

Stockholder's (Deficit)

Preferred Stock, $.0001 par value; 3,000,000 shares authorized;
none issued and outstanding shares as of September 30, 2005

Common Stock, $.0001 par value; 100,000,000 shares authorized;
issued and outstanding 4,744,425 shares as of September 30, 2005	474	458

Additional paid-in capital	3,920,512	3,825,917
Retained deficit	(4,525,846)	(3,791,368)
Other comprehensive income (loss)	(35,713)	(85,436)

Total Stockholder's (Deficit)	(640,573)	(50,429)

Total Liabilities and Stockholder's (Deficit)	$ 462,590	$ 503,894

The accompanying notes are an integral part of these financial statements. 18

MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED STATEMENTS OF OPERATIONS
		For the year ended
		September 30,
	2005	2004	2003

Sales	$354,343	$196,161	$346,648
Cost of sales	320,429	164,736	135,480

Gross profit	33,914	31,425	211,168

Research and development costs	203,608	279,510	267,489
Selling, general, and administrative expenses	517,146	1,129,689	1,578,941

Net loss from operations	(686,840)	(1,377,774)	(1,635,262)

Other income (expense)
Interest income	291	-	587
Interest expense	(47,929)	(36,912)	(61,746)

Net loss	$(734,478)	$(1,414,686)	$(1,696,421)

Basic (Loss) Per Share	$(0,160)	$(0.040)	$(0.88)

Basic weighted average shares outstanding	4,621,762	3,553,297	1,927,045

The accompanying notes are an integral part of these financial statements. 19

MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

		For the year ended
		September 30,
	2005	2004	2003

Net loss	$ (734,478)	$(1,414,686)	$(1,696,421)
Other comprehensive income (loss)
Foreign currency translation adjustment)	49,723	(64,158)	(29,164)

Net comprehensive loss	$ (684,755)	$(1,478,844)	$(1,725,585)

The accompanying notes are an integral part of these financial statements. 20

MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional
	Common Stock		Paid-in

	Shares	Amount	Capital	Deficit

Balance - September 30, 2002	1,821,680	$182	$693,993	$ (680,261)
Shares issued for cash	60,000	6	188,038	-
Shares issued for services	289,880	29	1,189,603	-
Net loss for the year ended September 30, 2003	-	-	-	(1,696,421)

Balance - September 30, 2003	2,171,560	$217	$2,071,634	$ (2,376,682)
Shares issued for debts	846,226	85	610,177	-
Shares issued for services	1,565,515	156	1,144,106	-
Net loss for the year ended September 30, 2004	-	-	-	(1,414,686)

Balance - September 30, 2004	4,583,301	$458	$3,825,917	$ (3,791,368)
Shares issued for debts	-	-	-	-
Shares issued for services	161,124	16	94,595	-
Net loss for the year ended September 30, 2005	-	-	-	(734,478)

Balance - September 30, 2005	4,744,425	$474	$3,920,512	$ (4,525,846)

The accompanying notes are an integral part of these financial statements. 21

MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the year ended
		September 30,
	2005	2004	2003

Cash Flows from Operating Activities
Net Loss	$(734,478)	$(1,414,686)	$ (1,696,421)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	41,170	41,170	41,170
Amortization expense	233	233	160
Common stock issued for consulting and legal services	94,611	1,144,262	1,189,632
Accrued interest expense on indebtedness	-	-	22,704
(Increase) Decrease in Assets
(Increase) in accounts receivable	(35,294)	12,972	(7,188)
(Increase) decrease in receivable from taxing authorities		-	- 10,724
(Increase) decrease in research credit receivable	(78,948)	36,114	32,142
Decrease (Increase) in inventories	113,154	(142,952)	(46,474)
Decrease of receivable from taxing authorities	-	8,261	-
(Increase) in prepaid expenses	-	20,484	(6,303)
Increase (Decrease) in Liabilities
Increase in unearned income	38,192	16,741	13,570
(Decrease) Increase in accounts payable and accrued
expenses	437,651	(45,028)	81,008

Net cash used in operating activities	(123,709)	(322,429)	(365,276)

Cash Flows from Investing Activities
Equipment acquisition	-	-	(2,379)

Net cash used in investing activities	-	-	(2,379)

Cash Flows from Financing Activities
Gross proceeds from private offering	-	-	188,044
Advances from related parties	88,235	394,520	285,068
Reduction in amounts due to related parties	-	-	(93,457)
Principal reduction on small business loan	(15,238)	(13,269)	(45,290)

Net cash provided by financing activities	72,997	381,251	334,365

Effect of exchange rates on cash	49,723	(64 158)	4,385

Net Decrease in Cash and Cash Equivalents	(989)	(5,336)	(28,905)
Beginning Balance - Cash and Cash Equivalents	6,863	12,199	41,104

Ending Balance - Cash and Cash Equivalents	$5,874	$6,863	$ 12,199

Supplemental Information:

		For the year ended
		September 30,
	2005	2004	2003

Cash Paid For:
Interest Expense	$47,929	$36,912	$ 61,746

Income tax expenses	$-	$-	$ -

The accompanying notes are an integral part of these financial statements. 22

MEDICAL INTERNATIONAL TECHNOLOGY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Basis of Presentation and Going Concern

Generally accepted accounting principles in the United States of America contemplates the continuation of the Company as going concern. However, the Company has reported a net liability position of $769,660 and has accumulated operation losses since inception of $4,525,846, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provide the opportunity for the Company to continue as a going concern.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of September 30, 2005, the Company did not establish any reserve for doubtful accounts.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the year ended September 30, 2005 and 2004 were $41,170 and $41,170, respectively.

Intangible assets

MEDICAL INTERNATIONAL TECHNOLOGY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer provided that : title and risk of loss have passed to the customer; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is deemed probable.

Advertising

The Company expenses all advertising as incurred. For the years ended September 30, 2005 and 2004, the Company

MEDICAL INTERNATIONAL TECHNOLOGY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

charged operations $12,382 and $35,390, respectively.

New Accounting Pronouncements

The FASB recently issued the following interpretation (FIN) and statements (SFAS):

FIN 46 – Consolidation of variable interest entities
SFAS 148 - Accounting for Stock-Based Compensation – Transition and
Disclosure and amendment of FASB Statement No. 123
SFAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

The SEC recently issued the following bulletin : SAB 104- Revenue recognition

These FASB interpretations and statements and SEC bulletin did not have, or are not expected to have, a material impact on the Company’s financial position and results of operations.

Note 4 – Inventories

Inventories at September 30, 2005 consist of the following:
	2005	2004
Raw materials	$60,482	$36,676
Work in process	34,749	12,273
Finished good	2,192	161,628
Total	$97,423	$210,577

Note 5 – Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations.

Research and development expenses are as follows:
	September 30,
	2005	2004

R&D Costs	$319,247	$350,383
Less Credit	(115,639)	(70,873)
	$203,608	$279,510

Note 6 – Intangible Assets

As of September 30, 2005 the Company has intangible assets totaling $1,797. Amortization expenses for the year ended September 30, 2005 and 2004 were $233 and $233, respectively. Intangible assets consist of the following:

September 30, 2005
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$2,631	$834	$1,797	9.5 through 17

MEDICAL INTERNATIONAL TECHNOLOGY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$2,631	$601	$2,030	9.5 through 17

Note 7 – Related Party Transactions

a) Related Party Advances

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are non-interest bearing and due upon demand. In addition, the Company has advanced funds to other corporations owned by shareholders. These loans are also non-interest bearing and due upon demand.

Note 8 - Income Taxes

The company has operating losses of $1,683,000, which can be used to reduce future taxable income. The potential tax benefits relating to the losses have not been recognized in the company’s accounts. The deductibility of these losses expire between 2009 and 2012.

Note 9 - Stockholders' (Deficit)

Issuance of Common Stock

For the year ended September 30, 2005. The Company issued 1,611,238 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $94,611 the market value of the services rendered, which were charged to operations.

Preferred Stock

As of September 30, 2005 there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Note 10 - Operating Leases

The Company leases its office under an operating lease that expires in October 31, 2008. Rent expense for the year ended September 30, 2005 and 2004 were $23,692 and $ 21,785, respectively.

Future minimum lease commitments pertaining to the lease expire as follow:
September 30, 2006	$ 26,333
September 30, 2007	26,458
September 30, 2008	26,458
September 30, 2009	2,205
$ 81,454

MEDICAL INTERNATIONAL TECHNOLOGY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Loans Payable - Related Parties

On January 31, 2002, Idee International R&D, Inc. a Company wholly owned by a majority shareholder of MIT, sold the Company tooling, machinery, and other property for $146,331. The purchase price, in addition to an outstanding loan of approximately $99,825 due to Idee have been combined and are evidenced by a non-recourse promissory note bearing interest at an annual rate of 11.5% . Principal and accrued interest are payable on demand, only after the Company becomes profitable and the repayment of such loan does not impact the Company’s ability to operate and meet its normal obligations.

During the year ended September 30, 2005 and 2004, the Company paid approximately zero $ in principal and $26,954 and $24,923 in accrued interest on this loan, respectively. The balance of the loan at September 30, 2005 is $297,132.

Note 12 – Subsequent Events

On November 17, 2005, Shareholders, at a Special Shareholders’ Meeting, approved a 1 for 10 reverse split of the Company’s issued and outstanding stock. On November 21, 2005, subsequent to the reverse-split the Company was issued a new trading symbol. The new trading symbol is MDLH.

On November 30, 2005 the Company issued 520,000 post-reverse split restricted common shares at a price of $0.25 per share to Idee International R & D Inc., a company owned as to 100% by Karim Menassa for a debt conversion of $130,000.

On November 30, 2005 the Company issued 128,000 post-reverse split restricted common shares at a price of $0.25 per share to Karim Menassa, a Director and Officer of the Company for a debt conversion of $32,000.

On November 30, 2005 the Company issued 52,000 post split restricted common shares at a price of $0.25 per share to Technopro M.S. (2999226 Canada Inc.), for a debt conversion of $13,000.

On December 7, 2005, the Company completed two rounds of financing. The Units in these offerings were sold in exempt transactions under, Regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144.

The first private placement consisted of 2,000,000 Units at a price of $0.25 per unit. Each unit consisted of one Series A Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and one Series B Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Both the series A and series B warrants expire on October 27, 2007. The total amount raised from this placement was $500,000 of which the company was obligated to pay an 8% finder fee to Group InterCapital, Inc.,a consulting firm. Net proceeds to the company less the $40,000 finder fee were $460,000.The purchaser of this offering was a Canadian entity controlled by a daughter of the individual controlling the consulting firm.

The second private placement was for 1,224,000 Units at a price of $0.25 per Unit. Each unit of this second offering consisted of one Series A Warrant for the purchase of 1,224,000 shares of the Company’s common stock at an exercise price of $0.75 per share and one Series B Warrant for the purchase of 1,224,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Both the series a and series B warrants expire on November 07, 2007. The total amount raised from this placement was $306,000 of which the company is obligated to pay an 8% finder fee to Group InterCapital, Inc., a consulting firm. Net proceeds to the company less the $24,480 finder fee were $281,520.

On December 20, 2005, the company sold in a private placement 1,000,000 Units at a price of $0.60 per Unit. Each unit sold in this offering includes one (1) Series A Warrant for a total of 1,000,000 shares of the Company's common

MEDICAL INTERNATIONAL TECHNOLOGY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

stock at an exercise price of $0.75 per share The series A warrant expires on December 19, 2007. The total amount raised from this placement was $600,000 of which the company is obligated to pay a 9% finder fee to 9109-7923 Quebec Inc. Net proceeds to the company less the $54,000 finder fee were $546,000.

MEDICAL INTERNATIONAL TECHNOLOGY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Notes Payable

The Company has a small business loan with the Bank of Montreal. The loan is payable in monthly principal payments of $1,379 and interest assessed at a variable interest rate of 3% over the Bank’s prime lending rate. The loan is secured by equipment and other tangible property owned by the Company. The loan matures on August 29, 2006. The balance of the loan at September 30, 2005 is $16,484.

A schedule of maturities of long-term debt for the following year follows:

September 30, 2006	-	$16,484
	Total	$16,484

Note 14 - Unearned Income

On September 24, 2002, the Company entered into a 3 year distributing agreement with WLT Distributors Inc. (WLT) under which the Company will sell its products to WLT for resale. Under the terms of the agreement, WLT is required to make an advance payment equal to 30% of the price of the products ordered prior to their shipment. For the year ended September 30, 2005 and 2004 the Company received $38,192 and $62,825, respectively, as an advance toward an order in process. The payments have been recorded as a liability and will be credited to operations as the order ships.

Note 15 – Contingencies

Two suppliers have instituted various legal proceedings against the company in the approximate amount of $26,200. The company also instituted counter claims against those suppliers in the approximate amount of $33,750.

Neither the possible outcome nor the amount of possible settlement can be foreseen in these proceedings. Therefore, no provision has been made in the consolidated financial statements.

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

Mr. Michel Bayouk, age 60, serves as the Secretary of Medical International Technology, Inc. Mr. Bayouk also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Bayouk is a Chartered Accountant and has been involved in financial auditing since 1970 The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Medical International Technology, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

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

Medical International Technology, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2004 were filed. On June 14, 2005, the company issued 30,000 common shares to Karim Menassa and Michel Bayouk as compensations for services. Each of these transactions was reported but not timely.

Code of Ethics

MIT has adopted a code of ethics that applies to its senior officers such as the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended September 30, 2005, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Compensation Summary

SUMMARY COMPENSATION TABLE

			Annual Compensation		Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Karim Menassa	2005	0	0	0	18,000	0	0	210,000
President and Director
	2004	0	0	0	264,000	0	0	0

Michel Bayouk	2005	0	0	0	18,000	0	0	67,000
Secretary and Director
	2004	0	0	0	28,000	0	0	0

Notes:

1.	The Company issued 30,000 shares of common stock to Karim Menassa for services rendered during fiscal year 2005; the value of the common stock shares was $18,000.*

2.	The Company issued 30,000 shares of common stock to Michel Bayouk for services rendered during fiscal year 2005; the value of the common stock shares was $18,000.*

3.	The Company issued 320,000 shares of common stock at a value of $80,000; to 2849674 Canada, Inc. for services rendered during fiscal year 2004; 2849674 Canada, Inc. is 100% owned by Karim Menassa.*

4.	The Company issued 520,000 shares of common stock at a value of $130,000; to Idee R&D International, Inc. for services rendered during fiscal year 2005; Idee R&D International, Inc. is 100% owned by Karim Menassa.*

5.	The Company issued 68,000 shares of common stock at a value of $17,000 to 9160-4132 Quebec, Inc. for services rendered during fiscal year 2005. 9160-4132 Quebec, Inc. is a company 50% owned by Michel Bayouk.*

6.	The Company issued 200,000 shares of common stock at a value of $50,000 to 165029 Canada Inc. for services rendered during fiscal year 2005. 165029 Canada Inc. is a company in which Michel Bayouk has an interest.*

Medical International Technology, Inc.

*Post 10 to 1 reverse split

As of September 30, 2005, the Company had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Compensation of Directors

There was no compensation paid to any directors of Medical International Technology, Inc. as director’s fees.

Employment Agreements

Karim Menassa, CEO and Director has accepted a fixed salary of $150,000 per year through October 2006. This was through a Board resolution accepted by Mr. Menassa.

The company has recently retained three consultants and one consulting firm: *All presented as post 10 to 1 reverse split shares

Geoffrey Armstrong: Administrative Manager

The Consultant, in his capacity as the Administrative Manager of the Company, will assist the Chief Executive Officer of the Company in the management and direction of the overall programs and activities of the Company in the day-to-day public, legal and regulatory administration of the business of the Company.

The Consultant will report to the Board and his main duties will be:

1.	The preparation of and assistance with the preparation of all internal corporate documents including corporate resolutions, minutes, changes and amendments to corporate documents as required;

2.	The preparation of and assistance with the preparation of all required legal and regulatory documents including but not limited to: disclosure statements and agreements, federal, state and regulatory filing documents including such Registration Statement(s) as required;

3.	To assist the Company with the preparation of all required responses resulting from the filing of any of the aforesaid documents and the preparation or assistance with the preparation of any and all required amendments to the aforesaid documents;

4.	To oversee the proper maintenance of all required legal and regulatory filings related to the foregoing documents;

5.	Assist with the preparation and filing of additional SEC required forms including, but not limited to: Form 10K (Annual Report), Form 10Q (Quarterly Report), Form 8-K (Required report on current event) and Form D (Notice of Sales of Unregistered Securities);

6.	To act as liaison with corporate attorneys and auditors on behalf of the Company;

7.	To maintain or assist the Company with the proper maintenance of all Company files;

8.	To perform any additional duties and responsibilities for the Company at the reasonable instruction of the President of the Company or his designee, provided that such additional duties and responsibilities are within the scope of services contemplated herein.

The term is a period of one year, commencing 1st day of October, 2005, and terminating September 30, 2006. Fees: the Company will pay the Consultant cash based on the rate of $60,000 per annum, payable in installments of $5,000 once per month on the 1st day of each month, in advance, during the term of this Agreement. This fee payment of will be subordinated to the needs of the Company.

Medical International Technology, Inc.

Options: the Company will grant to the Consultant an option exercisable to purchase an aggregate of seven hundred fifty thousand (750,000) common shares at an exercise price of forty cents ($0.40) per share during the period from October 3, 2005, through October 3, 2007. The retention of the Consultant by the Company under the terms of the Agreement shall be a pre-condition of the exercise of the options.

Claude Gendron Business Management Consultant

The Consultant, in his capacity as the Business Management Consultant shall lead the company in its restructuring plans, assist with management and with directing the financial programs and activities of the Company including but not limited to assistance with the preparation, implementation and monitoring of business and marketing plans, assist with the development of strategies for finding new markets, finding new personnel as required by the restructuring.

The term is a period of two years commencing September 30, 2005, and terminating September 30, 2007.

As consideration for services performed the Company shall issue and deliver to the Consultant an option exercisable to purchase an aggregate of 750,000 shares of Common Stock of the Company at an exercise price of forty cents ($0.40) per share during the period from September 30, 2005, through September 30, 2007. The shares of Common Stock to be issued upon the exercise of the options shall be “restricted securities” as defined in Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended and may not be sold unless registered pursuant to the Act or in accordance with the terms of Rule 144. The retention of the Consultant by the Company under the terms of the Agreement shall be a pre-condition of the exercise of the option.

Group Intercapital Inc, Business Management Consultant

The Consultant, in his capacity as the Business Management Consultant shall lead the company in its restructuring plans, assist with management and with directing the financial programs and activities of the Company including but not limited to assistance with the preparation, implementation and monitoring of business and marketing plans, assist with the development of strategies for finding new markets, finding new personnel as required by the restructuring.

The term is a period of two years commencing November 25, 2005, and terminating November 25, 2007.

The Company shall pay the Consultant cash based on the rate of $240,000 per annum, payable in installments of $20,000 once per month and retroactive to October 1, 2005. This fee payment will be subordinated to the needs of the Company.

As additional consideration for services performed under the terms and conditions of this Agreement the Company shall issue and deliver to the Consultant a total of 1,000,000 service shares allocated and vested as described hereunder.

a.	250,000 shares upon the Company receiving a cumulative financing total of $1,000,000.

b.	250,000 shares upon the Company receiving a cumulative financing total of $2,500,000.

c.	500,000 shares upon the Company receiving a cumulative financing total of $5,000,000.

The shares of Common Stock to be so granted shall be “restricted securities” as defined in Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended and may not be sold unless registered pursuant to the Act or in accordance with the terms of Rule 144. These shares shall carry Registration Rights, which the Consultant may enforce from time to time.

Group Intercapital, Inc. is operated by Claude Gendron

Long-Term Incentive Plan

Medical International Technology, Inc.

Medical International Technology Stock Compensation Plan 2004 authorized 2,000,000 pre-reverse shares. All shares authorized by this plan were issued as of December 19,2005 and no additional shares have been authorized.

Medical International Technology, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as of December 19, 2005:

Name and Address	Amount and Nature
of Beneficial Holder	of Beneficial Ownership	Percentage

Karim Menassa	3, 166, 828 shares	33.9%
President, Director
2281 Guenette, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Michel Bayouk	947,113 shares	10.1%
Secretary, Director
2281 Guenette, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

2845351 Canada, Inc.	2,000,000 shares	21.4%
Controlled by Dominique Gendron
300 St. Sacrement, Suite 414,
Montreal, Quebec, Canada H2Y 1X4

Officers and Directors as a Group	4,113,941 shares	44.0%

Total issued and outstanding as of December 19, 2005 was 9,341,435 shares.

Notes:

1.	Karim Menassa directly holds common shares of Medical International Technology, Inc., indirectly through 2849674 Canada, Inc. which is controlled by Karim Menassa and indirectly through Idee R&D

International, Inc.’s which is controlled by Karim Menassa.

2.	Michel Bayouk directly holds common shares of Medical International Technology, Inc., indirectly through 165029 Canada, Inc. which is controlled by Michel Bayouk, indirectly through 9160-4132 Quebec, Inc. which is 50% owned by Michel Bayouk, indirectly through Dynagroup Services, Inc., a company in which Michel Bayouk maintains an interest.

3.	2845351 Canada, Inc. is 100% beneficially held By Dominique Gendron. 284531 Canada, Inc. holds:

2,000,000 common share (Series A) Warrants exercisable as of December 13, 2005 at a price of $0.75 and expire on October 27, 2007.

2,000,000 common share (Series A) Warrants exercisable as of December 13, 2005 at a price of $1.00 and expire on October 27, 2007

If all warrants were exercised, 2845351 Canada, Inc. would hold approximately 44.9% of the outstanding common stock pursuant to the above table.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Medical International Technology, Inc.

Certain Relationships and Related Transactions

Loans

On January 31, 2002, Idee International R&D, Inc. a Company wholly owned by a majority shareholder of MIT, sold the Company tooling, machinery, and other property for $146,331. The purchase price, in addition to an outstanding loan of approximately $99,825 due to Idee have been combined and are evidenced by a non-recourse promissory note bearing interest at an annual rate of 11.5% . Principal and accrued interest are payable on demand, only after the Company becomes profitable and the repayment of such loan does not impact the Company’s ability to operate and meet its normal obligations.

During the year ended September 30, 2005 and 2004, the Company paid approximately zero $ in principal and $26,954 and $24,923 in accrued interest on this loan, respectively. The balance of the loan at September 30, 2005 is $297,132.

Debt Conversions to Equity

On October 11, 2005, the Company announced that it has settled $322,000 of management debt through the issuance of 1,288,000 post 10 to one reverse split common shares at a post reverse split price of $0.25 per share. The debt included cash loaned to the company and accrued services. The shares were issued on November 29, 2005.

Group Intercapital Inc.

Group Intercapital Inc, is a consulting firm controlled by Claude Gendron, a consultant recently retained by MIT. The consulting firm is retained at a rate of $20,000 per month for a two year period. Additionally, the firm is to receive up to 1,000,000 common shares based on a tiered schedule of funds raised. The first funding of $500,000 was to a sole investor, creating a beneficial holder in a Canadian company controlled by a daughter of Mr. Gendron.

Scanview Acquisition

On December 22, 2005 we announced that MIT is proceeding with the acquisition of ScanView, a Montreal-based portable ultrasound technology and manufacturing company. ScanView was formed in 2003 to develop, manufacture and market different models of Real Time Ultrasound Scanners, for Animal and Human applications. ScanView has a unique, portable and battery operated ultrasound diagnostic medical device, using a variety of probes for pathological and physiological evaluation of organs such as the heart, kidneys, liver, thyroid, uterus and ovaries. They serve equally well to detect kidney stones, diagnose pregnancy, visualize follicle development and carry out all other normal ultrasound diagnostic procedures.

ScanView is a private Canadian company owned by Karim Menassa, our CEO and Director, owning 55% of Scanview, Michel Bayouk, our CFO and Director, owning 10% of Scanview and three other unrelated shareholders. On December 19, 2005 the Board of MIT adopted a resolution stating that " MIT will acquire all of the issued and outstanding shares of 9139-2449 Quebec Inc operating under the name Scanview for 2,500,000 restricted common shares of MIT". No shares have been issued and the final terms are pending acceptance by the shareholders of Scanview.

Medical International Technology, Inc.

Private Placements and Related Consultants

The company has recently engaged in three recent private offerings.

Private Placement #1 was December 7, 2005 where a total of $500,000 was raised. An 8% Finder’s Fee is due totaling: $40,000.00 to Group InterCapital, Inc. a consulting firm controlled by our business consultant Claude Gendron. The sole purchaser of this offering was a Canadian entity controlled by a daughter of the individual controlling the consulting firm.

Private Placement #2 was December 7, 2005 where a total of $306,000 was raised. An 8% finder’s fee is due totaling $24,480.00 to Group InterCapital, Inc. a consulting firm controlled by our business consultant Claude Gendron.

Private Placement #3 was December 21, 2005 where a total of $600,000 was raised. A 9% finder’s fee is due totaling $54,000.00 to 9109-7923 Quebec Inc., controlled by non-affiliated party

Exhibits and Reports on Form 8-K

The following lists all Reports on Form 8-K filed by the registrant during the fiscal year ending September 30, 2005; and all Reports on Form 8-K filed by the registrant as to the date of filing of this Report on Form 10-KSB:

October 11, 2005
Item 8.01 – Other Events; Press Release

October 20, 2005
Item 8.01 – Other Events; Press Release

November 25, 2005
Item 8.01 – Other Events; Press Release

December 14, 2005
Item 3.02 – Unregistered Sales of Equity Securities

Index to Exhibits and Reports

Medical International Technology, Inc. includes herewith the following exhibits:

3.1	Amended and Restated Articles of Incorporation filed August 03, 2004
3.2	Bylaws of the Corporation

14.1	Code of Ethics of the Corporation

10.1	Material Contract – Consulting Agreement - Geoffrey Armstrong
10.2	Material Contract – Consulting Agreement - Claude Gendron
10.3	Material Contract – Consulting Agreement - Group Intercapital Inc.

Exhibits 31.1 and 31.2
Certifications of the Principal Executive Officer and Principal Accounting Officer, respectively, required by Rule 13a-14(a) (17 CFR 240.13a -14(a)) or Rule 15d-14(a) (17 CFR 240.15d -14(a))

Exhibits 32.1 and 32.2
Certifications of the Principal Executive Officer and Principal Accounting Officer, respectively, required by Rule 13a-14(b) (17 CFR 240.13a -14(b)) or Rule 15d-14(b) (17 CFR 240.15d -14(b))
and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

Medical International Technology, Inc.

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2005 and 2004 were: $2,700 and $0, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2005 and 2004 were: $0 and $0, respectively. The nature of the services comprising the fees herein disclosed are: none provided.

(3) Tax Fees

The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2005 and 2004 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2005 and 2004.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2005. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Medical International Technology, Inc.
Registrant

Date: December 30, 2005	By:\s\ Karim Menassa, President

Karim Menassa, President and Principal Executive Officer

Date: December 30, 2005	By:\s\ Michel Bayouk, Secretary

Michel Bayouk, Secretary and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 30, 2005	By:	\s\ Karim Menassa, President

Karim Menassa, President, Director

Date: December 30, 2005	By:	\s\ Michel Bayouk, Secretary

Michel Bayouk, Secretary, Director