Form 10QSB
period 2005-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2006-02-14
CIK 1112372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to

000-31469

(Commission file number)

Medical International Technology, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1509950
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2281 Guenette
Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9
(Address of principal executive offices)

(514) 339-9355
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2005: 10,300,937 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

		Medical International Technology, Inc.
		Quarterly Financial Report
		Index
			Page
			Number
PART I. FINANCIAL INFORMATION
Item	1.	Consolidated Financial Statements
Consolidated Balance Sheet, December 31, 2005 (unaudited)			4
Consolidated Statements of Operations,			6
three-months ended December 31, 2005 and 2004 (unaudited)
Consolidated Statements of Cash Flows			7
three-months ended December 31, 2005 and 2004 (unaudited)
Consolidated Statements of Comprehensive Loss			8
Consolidated Statement of Stockholders’ (Deficit)			9
Notes to Unaudited Consolidated Financial Statements			10
Item	2.	Management's Discussion and Analysis of Financial Condition and Plan of Operations	13
Item	3.	Controls and Procedures	15
Part II. OTHER INFORMATION
Item	1.	Legal Proceedings	15
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item	3.	Defaults Upon Senior Securities	17
Item	4.	Submission of Matters to a Vote of Security Holders	17
Item	5.	Other Information	17
Item	6.	Exhibits and Reports on Form 8-K	17
SIGNATURES			18

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Balance Sheet
for the 3-month period ending
December 31, 2005
(Unaudited)
and
Consolidated Statements of Operation
for the 3-month period ending
December 31, 2005 and 2004
(Unaudited)
and
Consolidated Statements of Cash Flows
for the 3-month period ending
December 31, 2005 and 2004
(Unaudited)
and
Consolidated Statements of Comprehensive Loss
and
Consolidated Statement of Stockholders’ Deficit
and
Notes to Unaudited Consolidated Financial Statements

Medical International Technology, Inc.		Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	December 31, 2005	September 30, 2005
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$705,619	$5,874
Accounts receivable	3,073	35,294
Advances to related corporations	224,319	---
Inventories	106,022	97,423
Research credit receivable	144,801	194,912

Total Current Assets	1,183,834	333,503

Property and Equipment
Tooling and machinery	225,176	204,048
Furniture and office equipment	59,372	59,372
Leasehold improvements	22,163	22,163
Less accumulated depreciation	(168,870)	(158,293)

	137,841	127,290

Other Assets
Patents (net accumulated amortization of $834, $601)	1,738	1,797

Total Assets	$1,323,413	$462,590

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

	December 31, 2005	September 30, 2005

	(Unaudited)	(Audited)
Liabilities and Stockholders' (Deficit)

Current Liabilities
Unearned income	$105,351$	116,537
Accounts payable and accrued expenses	228,401	608,444
Accounts payable - related parties	217,587	361,698
Current portion of long-term debt	11,939	16,484
Total Liabilities	563,278	1,103,163

Stockholders' (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
none issued and outstanding as of December 31, 2005

Common stock, $.0001 par value; 100,000,000 shares authorized;
issued and outstanding 10,300,937 shares as of December 31, 2005	1,029	474

Additional paid-in capital	5,678,532	3,920,512
Retained deficit	(4,990,962)	(4,525,846)
Other comprehensive income (loss)	71,535	(35,713)
Total Stockholders' (Deficit)	760,135	(640,573)

Total Liabilities and Stockholders' (Deficit)	$1,323,413	$ 462,590

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.		Quarterly Financial Report
CONSOLIDATED STATEMENTS OF OPERATIONS
		For the Three-Months Ended
		December 31,
	2005	2004

	(Unaudited)	(Unaudited)
Sales	$31,897	$116,351
Cost of sales	(22,403)	(73,935)

Gross profit	9,494	42,416
Research and development costs	(101,620)	(83,092)
Selling, general, and administrative expenses	(362,643)	(59,829)

Net loss from operations	(454,769)	(100,505)
Other Income (Expense)
Interest income	338	-
Interest expense	(10,685)	(8,876)

Net loss	$(465,116)	$(109,381)

Basic (loss) per share	$(0.094)	$(0.044)

Basic weighted average shares outstanding	4,975,782	2,460,031

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.		Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Three-Months Ended
	December 31, 2005	December 31, 2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(465,116)	$(109,381)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	10,577	10,293
Amortization expense	58	58
Common stock issued for consulting and legal services	110,576	-
Common stock issued for debts	242,000	-
(Increase) Decrease in Assets
(Increase) decrease in accounts receivable	32,221	1,745
Decrease in advances to related corporations	(224,319)	-
(Increase) decrease in inventories	(8,599)	(10,151)
(Increase) in research tax credit receivable	50,111	-
Increase (Decrease) in Liabilities
Increase (decrease) in unearned income	(11,186)	(3,349)
Increase (decrease) in accounts payable and accrued expenses	(380,043)	99,293

Net Cash Used in Operating Activities	(643,720)	(14,982)

Cash Flows from Investing Activities
Equipment acquisition	(21,128)	-

Net cash used in investing activities	(21,128)	-

Cash Flows from Financing Activities
Gross proceeds from private offering	1,406,000	-
Reduction in amounts due to related parties	(144,111)	(5,283)
Principal reduction on small business loan	(4,545)	(2,809)

Net Cash Provided by Financing Activities	1,257,344	(8,092)

Effect of exchange rates on cash	107,249	25,879

Net Increase in Cash and Cash Equivalents	699,745	2,805

Beginning Balance - Cash and Cash Equivalents	5,874	6,863

Ending Balance - Cash and Cash Equivalents	$705,619	$9,668

Supplemental Information:
Cash Paid For:
Interest Expenses	$10,685	$8,876

Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statement

Medical International Technology, Inc.		Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	First quarter ending	For the year ended
	December 31,		September 30,
	2005	2005	2004

Net loss	$(465,116)	$ (734,478)	$ (1,414,686)
Other comprehensive income (loss)
Foreign currency translation adjustment	107,249	49,723	(64,158)

Net comprehensive income (loss)	$357,867	$(684,755)	$(1,478,844)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.			Quarterly Financial Report
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

			Additional
	Common Stock		Paid in
	Shares	Amount	Capital		Deficit
Balance -September 30, 2002	1,821,680	$182	$693,993	$ (680,261)
Shares issued for cash	60,000	6	188,038	-
Shares issued for services	289,880	29	1,189,603		-
Net loss for the year ended September 30, 2003	-	-	-		(1,696,421)

Balance – September 30, 2003	2,171,560	$217	$2,071,634		(2,376,682)
Shares issued for debts	846,226	85	610,177		-
Shares issued for services	1,565,515	156	1,144,106		-
Net loss for the year ended September 30, 2004	-	-	-		(1,414,686)

Balance – Septembre 30, 2004	4,583,301	$458	$3,825,917		$(3,791,368)
Shares issued for debts	-	-	-		-
Shares issued for services	161,124	16	94,595		-
Net loss for the year ended September 30, 2005	-	-	-		(734,478)

Balance – September 30, 2005	4,744,425	$474	$3,920,512		$(4,525,846)
Shares issued for debts	930,707	93	241,906		-
Shares issued for services	401,805	44	110,536		-
Shares issued private placements	4,224,000	422	1,405,578		-
Net loss for the period ended December 30, 2005	-	-	-		(465,116)

Balance – December 31, 2005	10,300,937	$1,029	$5,678,532		$(4,990,962)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc. Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Medical International Technology, Inc. (the "Company") Form 10-KSB for the year ended September 30, 2005, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of December 31, 2005, the Company did not establish any reserve for doubtful accounts.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three-months ended December 31, 2005 and 2004 were $10,577, and $10,293, respectively.

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

Medical International Technology, Inc. Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Issuances Involving Non-cash Consideration

No issuances of the Company’s stock for non-cash consideration occurred in the three months period ended December 31, 2005

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

Certain amounts in December 31, 2004 have been reclassified to conform to the December 31, 2005 presentation. Such reclassification had no effect on net income as previously reported.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 31, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer.

Note 3 - Intangible Assets

Amortization expense for the three-months ended December 31, 2005 and 2004 were $58, and $58, respectively.

Medical International Technology, Inc. Quarterly Financial Report

Notes to Unaudited Consolidated Financial Statements

Note 4 - Stock Activity

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

Note 5 - Related Party Transactions

For the three-months ended December 31, 2005, the Company did not pay any consulting services to both of its officers.

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

Results of Operations for the Three-Months ended December 31, 2005 and 2004

For the three-months ended December 31, 2005, the Company experienced a net loss from operations of $454,769, which was primarily due to research and development costs of $101,620 and selling, general and administrative expenses of $362,643. Gross profits for the period were $9,494.

For the three-months ended December 31, 2004, the Company’s net loss from operations was $100,505, which was primarily due to research and development costs of $83,092 and selling, general and administrative expenses of $59,829. Gross profits for this period were $42,416

For the three-months ended December 31, 2005, the Company experienced a decrease in sales compared to sales for the same period last year. Sales for the three-month period ending December 31, 2005 were $31,897, compared to sales of $116,351 for the same period last year. Gross profits for the period ending December 31, 2005 represented 30% of sales, where gross profits for the same period last year represented 36% of sales.

Liquidity and Capital Resources

For the three-months ended December 31, 2005 the Company’s cash position increased by $699,745. The Company used $643,720 in its operations and realized $1,257,344 from financing activities. The operations and financing expenditures were offset by $107,249 due to the effect of exchange rates on cash.

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

We have retained two Business consultants to assist in restructuring and developing new opportunities.

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

Product Development

Medical International Technologies has filed for FDA approval for its needle-free injector – the MED-JET, designed specifically for human mass inoculations. The MED-JET is capable of delivering many types of medications such as vaccines, insulin and other types of injectables. Its low-pressure technology offers an advantage to alternative high pressure systems that can cause blowbacks and expose medical workers and patients alike to microscopic traces of blood.

According to the International Sharps Injury Prevention Society (http://www.isips.org), it has been estimated that one out of every seven workers is accidentally stuck by a contaminated sharp point each and every year. The Center for Disease Control (CDC: http://www.cdc.gov/niosh/2000-108.html#5) estimates that there are 600,000 to 800,000 needle stick injuries per year in the U.S. alone, and many are not reported. More than 20 types of infectious agents have been transmitted through needlesticks, including hepatitis B and C, tuberculosis, syphilis, malaria, herpes, diphtheria, gonorrhea, typhus and Rocky Mountain spotted fever. The MED-JET will eliminate this risk to our health care professionals and create a safer workplace. Other advantages include its light weight (0.5 kg) and an excellent medication absorption rate. Additionally, the system has the ability to increase or decrease the volume and pressure of injection. This technology is unique to MIT’s MED-JET MBX Injector. The system is designed to inject up to 600 individuals an hour.

The approval process can be expensive and may take extended period of time. There can be no assurance that this system will receive approval from the FDA or if approved gain broad acceptance by the medical community or individual patients.

On December 15, 2005, Medical International Technologies, Inc announced that it has received full certification granted under the International Organization for Standardization, as well as the Canadian Medical Device Conformity Assessment System, for devices to be licensed by HEALTH CANADA. These certifications allow MIT to market the Med-Jet Needle-Free Injector for human use in all countries other than the U.S., at this point. The Med-Jet injector has been submitted for FDA approval which, if accepted, will allow MIT to sell the Med-Jet in the United States, making it a truly worldwide system.

MIT's Needle-Free Injection System, designed specifically to allow fast, accurate and safe injections, is rapidly moving toward establishing itself as a valuable instrument in the fight against disease in both humans and animals. Spurred on by growing fears of a world wide epidemic that could match or even exceed the deadly flu pandemic of 1918, which killed millions of people, the MIT team is focusing its efforts to make its Needle-Free Injection System available to the world.

Now that MIT is able to sell its Med-Jet in all countries, other than the U.S., it is working to complete two FDA filings. The first of these will be for use of the Med-Jet for injecting anesthesia in a variety of situations. The second, and most significant in light of the news coming out of Asia concerning the spread of Influenza A (H5N1) to humans, will be the Med-Jet-H, for mass vaccination in case of a pandemic, such as Avian Influenza, Polio, Tuberculosis, Malaria or HIV.

MIT is also pursuing increasing interest in its Agro-Jet needle-free injector. Having the same benefits as Med-Jet, Agro-Jet will become a valuable instrument in the fight against Avian Flu via its ability to mass inoculate animals at over 1000 injections per hour.

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

On December 19, 2005 the Board of MIT adopted a resolution stating that " MIT will acquire all of the issued and outstanding shares of 9139-2449 Quebec Inc operating under the name “Scanview” for 2,500,000 restricted common shares of MIT". No shares have been issued and the final terms are pending acceptance by the shareholders of Scanview

On December 22, 2005 we announced that MIT will proceed with the ScanView acquisition. Scanview is a portable ultrasound technology and manufacturing company based in Montreal, Quebec, Canada. ScanView was formed in 2003 to develop, manufacture and market different models of Real Time Ultrasound Scanners, for Animal and Human applications.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings

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

On December 7, 2005, the company sold 2,000,000 Units in a private placement at a price of $0.25 per unit. Each unit consisted of one Series A Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and one Series B Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Both the series A and series B warrants expire on October 27, 2007. The private placement also included an option for the subscriber to purchase an additional 2,000,000 units at a price of $0.25 per unit. This option expires on March 27, 2006.

On December 7, 2005, the company sold 1,224,000 Units at a price of $0.25 per Unit. Each unit consisted of one Series A Warrant for the purchase of 1,224,000 shares of the Company’s common stock at an exercise price of $0.75 per share and one Series B Warrant for the purchase of 1,224,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Both the series A and series B warrants expire on November 07, 2007.

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

The Units in this offering were sold in exempt transactions under Regulation S of the Securities Act of 1933, and are subject to Rule 144 of the Securities Act of 1933, as amended. Medical International Technology, Inc. conducted the private offering through its executive officers and directors and sold all 4,224,000 shares to a total of seven accredited overseas investors for gross proceeds of $1,287,520. Exemptions being non-exclusive, the following factors are relevant: Each purchaser was an accredited investor as defined by Rule 501 of regulation D of the Securities Act of 1933; An aggregate of $1,287,520 was received by Medical International Technology, Inc..; No advertisements were made.; Each purchaser had adequate access to information pertaining to Medical International Technology, Inc.; The securities are restricted pursuant to Rule 144.

All proceeds from the private placements are being used to increase production, marketing capabilities and meet order backlogs.

Options

The company has the following option agreements outstanding as of December 31, 2005:

*All represented as post 1 for 10 reverse split

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On November 17, 2005, Medical International Technology, Inc. conducted a Special Meeting of Shareholders. As a result of this meeting, shareholders approved a 1 for 10 reverse split of the Company’s issued and outstanding common stock. Shareholder votes in favor of the reverse split represented 30,871,051 shares, or 65% of the 47,444,253 issued and outstanding shares. There were 1,005,300 opposing votes and 3,000 abstentions. Based on these results, on November 21, 2005, Medical International Technology, Inc was issued a new trading symbol: MDLH.

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

The reports on Form 8-K described below were filed during the quarter ended December 31, 2005, covered by this report. No financial statements were filed as a part of these reports.

Date of Report on Form 8-K or 8-K/A	Items Reported

December 14, 2005	Current report, item	3.02
November 25, 2005	Current report, item	8.01
October 20, 2005	Current report, item	8.01
October 11, 2005	Current report, item	8.01

Exhibits
Medical International Technology includes herewith the following exhibits.

31.1	Certification of Principal Executive Officer pursuant to
Rule 13a-14(a)/15(d)-14(a)).
31.2	Certification of Principal Accounting Officer pursuant to
(Rule 13a-14(a)/15(d)-14(a)).
32.1	Certification of Principal Executive Officer pursuant to
(18U.S.C. 1350)
32.2	Certification of Principal Accounting Officer pursuant to
(18U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.
Registrant

Date: February 13, 2006	By:\s\ Karim Menassa, President

Karim Menassa, President and Principal Executive Officer

Date: February 13, 2006	By:\s\ Michel Bayouk, Secretary

Michel Bayouk, Secretary and Principal Accounting Officer