Form 10QSB
period 2006-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2006-05-22
CIK 1112372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to
	COMMISSION FILE NUMBER:	000-31469

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1509950

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2281 Guenette, Ville Saint-Laurent
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

The number of shares outstanding of each of the issuer's classes of common equity as of May 9, 2006: 10,857,737 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

MEDICAL INTERNATIONAL TECHNOLOGY, INC. QUARTERLY FINANCIAL REPORT Index

MEDICAL INTERNATIONAL TECHNOLOGY, INC. CONSOLIDATED BALANCE SHEET MARCH 31, 2006 (UNAUDITED)

	March 31, 2006	September 30, 2005
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$339,350	$5,874
Accounts receivable	-	35,294
Inventories	104,621	97,423
Research tax credit receivable	222,652	194,912
Prepaid expenses	5,141	-

Total Current Assets	671,764	333,503
Property and Equipment
Tooling and machinery	225,175	204,048
Furniture and office equipment	60,875	59,372
Leasehold improvements	22,163	22,163

	308,213	285,583
Less accumulated depreciation	(180,266)	(158,293)

	127,947	127,290
Other Assets
Intangible assets subject to amortization
Patents (net accumulated amortization of $660, $601)	1,738	1,797

	1,738	1,797

Total Assets	$801,449	$462,590

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Unearned income	$109,474	$116,537
Accounts payable	198,818	608,444
Accounts payable – related parties	68,489	-
Accrued expenses	8,768	-
Taxes payable	4,608	-
Loans payable – related parties	307,660	361,698
Current portion of long-term debt	7,455	16,484

Total Current Liabilities	705,272	1,103,163
Long-term debt	-	-

Total Liabilities	705,272	1,103,163
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par valued; 3,000,000 shares authorized;
none issued and outstanding as of March 31, 2006
Common stock, $0.0001 par value; 100,000,000 shares authorized;
10,657,737 shares issued and outstanding as of March 31, 2006	1,065	474
Additional paid-in capital	5,821,101	3,920,512
Retained deficit	(5,658,930)	(4,525,846)
Other comprehensive loss	(67,059)	(35,713)

Total Stockholders’ Equity (Deficit)	96,177	(640,573)
Total Liabilities and Stockholders’ (Deficit)	$801,449	$462,590

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three-Months Ended		For the Six-Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$ 61,347	$80,848	$ 93,244	$197,199
Cost of sales	31,125	29,921	53,528	103,856

Gross profit	30,222	50,927	39,716	93,343
Research and development costs	93,925	69,102	195,545	152,194
Selling, general, and administrative expenses	474,560	48,905	837,203	108,734

	568,485	118,007	1,032,748	260,928
Net loss before consulting fees	(538,263)	(67,080)	(122,600)	(167,585)
Consulting fees (non-cash)	122,600	38,000	122,600	38,000

Net loss from operations	(660,863)	(105,080)	(1,115,362)	(205,585)

Other Income (Expense)
Interest income	(350)	(11)	(688)	(11)
Interest expense	7,455	22,515	18,140	31,391

Net Loss	$ (667,968)	$(127,584)	$ (1,133,084)	$(236,965)

Basic weighted average shares outstanding	7,639,750	4,621,311	7,639,750	4,621,311
Basic (loss) per share	$ (0.09)	$(0.029)	$ (0.14)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Six-Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$ (1,133,084)	$(236,965)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	22,032	20,116
Common stock issued for consulting and legal services	233,176	38,001
Common stock for debt	241,999	-

Decrease in accounts receivable	35,294	-
Increase in receivable from taxing authorities	(27,740)	(107,639)
(Increase) Decrease in inventories	(7,198)	7,271
Increase in prepaid expenses	(5,141)	(9,481)
Decrease in unearned income	(7,063)	(13,689)
Increase (Decrease) in accounts payable and accrued expenses	(332,369)	180,010
Increase in taxes payable	4,608	-

Net Cash Used In Operating Activities	(975,486)	(115,614)

Cash Flows from Investing Activities
Equipment acquisition	(22,630)	-

Net cash provided (used in) investing activities	(22,630)	-

Cash Flows from Financing Activities
Gross proceeds from private offerings	1,426,005	-
Advances from loans	-	90,939
Advances (repayments) from related parties	(54,038)	59,307
Principal reduction on small business loan	(9,029)	(7,268)

Net cash provided by Financing Activities	1,362,938	142,978

Effect of exchange rates on cash	(31,346)	5,875

Net Increase in Cash and Cash Equivalents	333,476	33,239

Beginning Balance – Cash and Cash Equivalents	5,874	6,863

Ending Balance – Cash and Cash Equivalents	$339,350	$40,102

Supplemental Information:
Cash Paid For:
Interest Expenses	$18,140	$31,391

Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

		For the Year Ended
	For the Six-Months Ended	September 30,
	2006	2005	2004

Net loss	$(1,133,084)	$ (734,478)	$(1,414,686)
Other comprehensive income (loss)
Foreign currency translation adjustment	(67,059)	49,723	(64,158)

Net comprehensive loss	$(1,200,143)	$ (684,755)	$(1,478,844)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Deficit

Balance – September 30, 2002	1,821,680	$182	$ 693,993	$ (680,261)

Shares issued for cash	60,000	6	188,038	-
Shares issued for services	289,880	29	1,189,603	-
Net loss for the year ended September 30, 2003	-	-	-	(1,696,421)

Balance – September 30, 2003	2,171,560	$217	$ 2,071,634	$ (2,376,682)

Shares issued for debts	846,226	85	610,177	-
Shares issued for services	1,565,515	156	1,144,106	-
Net loss for the year ended September 30, 2004	-	-	-	(1,414,686)

Balance – September 30, 2004	4,583,301	$458	$ 3,825,917	$ (3,791,368)

Shares issued for debts	-	-	-	-
Shares issued for services	161,124	16	94,595	-
Net loss for the year ended September 30, 2005	-	-	-	(734,478)

Balance – September 30, 2005	4,744,425	$474	$ 3,920,512	$ (4,525,846)

Shares issued for debts	930,707	93	241,906	-
Shares issued for services	708,605	71	233,105	-
Shares issued private placements	4,274,000	427	1,425,578	-

Net loss for the period ended March 31, 2006	-	-	-	(1,133,084)

Balance – March 31, 2006	10,657,737	$1,065	$ 5,821,101	$ (5,658,930)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation Interim Financial Statements

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Medical International Technology, Inc. (the "Company") Form 10–KSB for the year ended September 30, 2005, and the Form 10-QSB for the quarter ended December 31, 2005, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of March 31, 2006 , the Company did not establish any reserve for doubtful accounts.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method or market.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the Six months ended March 31, 2006 and 2005 were $21,583, and $20,000, respectively.

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

Certain amounts in March 31, 2005 have been reclassified to conform to the March 31, 2006 presentation. Such reclassification had no effect on net income as previously reported.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2006. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer.

Note 3 - Intangible Assets

Amortization expense for the Six-months ended March 31, 2006 and 2005 were $59, and $116, respectively.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Stock Activity

On November 17, 2005, Shareholders, at a Special Shareholders’ Meeting, approved a 1 for 10 reverse split of the Company’s issued and outstanding stock. On November 21, 2005, subsequent to the reverse-split the Company was issued a new trading symbol. The new trading symbol is MDLH.

On November 30, 2005 the Company issued 520,000 post-reverse split restricted common shares at a price of $0.25 per share to Idee International R & D Inc., a company owned as to 100% by Karim Menassa for a debt conversion of $130,000 in a transaction exempt from registration under Regulation “S” of the Securities Act of 1933 and subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144.

On November 30, 2005 the Company issued 128,000 post-reverse split restricted common shares at a price of $0.25 per share to Karim Menassa, a Director and Officer of the Company for a debt conversion of $32,000 in a transaction exempt from registration under Regulation “S” of the Securities Act of 1933 and subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144 On November 30, 2005 the Company issued 52,000 post split restricted common shares at a price of $0.25 per share to Technopro M.S. (2999226 Canada Inc.), for a debt conversion of $13,000 in a transaction exempt from registration under Regulation “S” of the Securities Act of 1933 and subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144.

On December 7, 2005, the Company completed two rounds of financing. All the Units in these offerings were sold in exempt transactions under Regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144.

The first private placement consisted of 2,000,000 Units at a price of $0.25 per unit. Each unit consisted of one Series A Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and one Series B Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Both the series A and series B warrants expire on October 27, 2007. The total amount raised from this placement was $500,000 of which the company was obligated to pay an 8% finder fee to Group InterCapital, Inc.,a consulting firm. Net proceeds to the company less the $40,000 finder fee were $460,000.The purchaser of this offering was a Canadian entity controlled by a daughter of the individual controlling the consulting firm. These Units were sold in an exempt transaction under Regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144.

The second private placement was for 1,224,000 Units at a price of $0.25 per Unit. Each unit of this second offering consisted of one Series A Warrant for the purchase of 1,224,000 shares of the Company’s common stock at an exercise price of $0.75 per share and one Series B Warrant for the purchase of 1,224,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Both the series a and series B warrants expire on November 07, 2007. The total amount raised from this placement was $306,000 of which the company is obligated to pay an 8% finder fee to Group InterCapital, Inc., a consulting firm. Net proceeds to the company less the $24,480 finder fee were $281,520. These Units were sold in an exempt transaction under Regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144.

On December 20, 2005, the company sold in a private placement 1,000,000 Units at a price of $0.60 per Unit. Each unit sold in this offering includes one (1) Series A Warrant for a total of 1,000,000 shares of the Company's common stock at an exercise price of $0.75 per share The series A warrant expires on December 19, 2007. The total amount raised from this placement was $600,000 of which the company is obligated to pay a 9% finder fee to 9109-7923 Quebec Inc. Net proceeds to the company less the $54,000 finder fee were $546,000. . These Units were sold in an exempt transaction under Regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144.

On February 27, 2006, the company issued 153,400 shares to 2849674 Canada Inc., a company owned as to 100% by Karim Menassa, a director and officer, for a debt conversion of $61,300 in a transaction exempt from registration under Regulation “S” of the Securities Act of 1933 and subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144

MEDICAL INTERNATIONAL TECHNOLOGY, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, on February 27, 2006, the company issued 153,400 shares to 1065029 Canada Inc., a company owned as to 100% by Michel Bayouk, a director, for a debt conversion of $61,300 in a transaction exempt from registration under Regulation “S” of the Securities Act of 1933 and subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144.

On March 14, the company issued 25,000 unrestricted common shares to Geoffrey Armstrong, an employee for the exercise of options at a price of $0.40 per share pursuant to a Form S-8 registration filed December 27, 2005. On March 24, the company issued 25,000 unrestricted common shares and on April 21, 2006 an additional 200,000 unrestricted common shares to Geoffrey Armstrong, an employee for the exercise of options at a price of $0.40 per share pursuant to the Form S-8 registration filed December 27, 2005.

Note 5 - Related Party Transactions

On January 31st, 2002, Idee International R&D Inc. (Idee), a company wholly owned by a majority shareholder of MIT, sold the company’s tooling, machinery, and other property for $146,331. the purchase price, in addition to an outstanding loan of approximately $99,825 due to Idee have been combined and are evidenced by a non-recourse promissory note bearing interest at an annual rate of 11.5% . Principal and accrued interest are payable on demand only after the company becomes profitable and the repayment of such loan does not impact the company’s ability to operate and meet its normal obligation.

Interest was paid to a company under common control, Idee , of $18,140 for the period ended March 31, 2006 and $26,954 for the year ended September 30, 2005. The balance due as at March 31, 2005 is $297,132 and as at September 30, 2005 is $297,132.

During the period the company repaid advances to a company under common control, Scanview Corporation Inc, of $200,000. The balance due as at March 31, 2006 is $10,468 and as at September 30, 2005 is $210,468. The advance is non-interest bearing with no specific repayment terms.

MEDICAL INTERNATIONAL TECHNOLOGY, INC. QUARTERLY FINANCIAL REPORT

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. You can identify forward-looking statements by words such as “anticipate”, “believe” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward-looking statements in this filing involve known risks and uncertainties, which may cause our actual results in future periods to be materially different from any future performance suggested in this report. Such factors may include, but are not limited to: the ability to obtain additional funding further develop and market our products, changes in technology, market acceptance of our products, regulatory approval of our products in various markets, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, together with such other factors as may be included in our Annual Report on Form 10-KSB.

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2006 and 2005

For the three-months ended March 31, 2006, the Company experienced a net loss from operations of $667,968, primarily comprised of research and development expenses of $93,925 and selling, general and administrative expenses of $474,560. For the three-months ended March 31, 2005, the Company’s net loss from operations was $105,080.

Selling, general and administrative expenses for the three-months ended March 31, 2006 were $474,560, compared to $48,905 for the three-months ended March 31, 2005.

For the three-months ended March 31, 2006, the Company’s sales were $61,347 resulting in a decrease in sales of $19,501 compared to sales for the three-months ended March 31, 2005.

Gross profit for the three-months ended March 31, 2006 was $30,222 or 49% of sales as compared to 61% for the three-months ended March 31, 2005. MIT uses machined components in our products resulting in reduced unit costs as order volumes increase. Small quantity and customized orders significantly impact the gross profit derived from the sale of our products.

As of March 31, 2006, the Company maintains $64,656 as advances towards future sales pertaining to its non-exclusive distribution agreement with WLT Distributors Inc.

Liquidity and Capital Resources

For the six months ended March 31, 2006 the Company’s cash position increased by $333,476. The Company spent $975,486 from its operations and received $1,362,938 from financing activities. Financing activities included an amount repaid to related parties of $54,038.

For the six months ended March 31, 2005 the Company’s cash position increased by $33,239. The Company spent $115,614 from its operations and received $142,978 from financing activities. Financing activities included the repayments of its principal amount of its business loan of $7,268.

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

Medical International Technology, Inc. continues its efforts to secure additional funding to support and expand operations, develop and seek regulatory approvals for our products and market those products worldwide.

Medical International Technology, Inc. will continue to seek additional funding to expand operations and develop sales revenue to a volume sufficient to sustain operations Product Development Medical International Technologies has filed for FDA approval for its needle-free injector – the MED-JET, designed specifically for human mass inoculations. The MED-JET is capable of delivering many types of medications such as vaccines, insulin and other types of injectables. Its low-pressure technology offers an advantage to alternative high pressure systems that can cause blowbacks and expose medical workers and patients alike to microscopic traces of blood.

According to the International Sharps Injury Prevention Society (http://www.isips.org), it has been estimated that one out of every seven workers is accidentally stuck by a contaminated sharp point each and every year. The Center for Disease Control (CDC: http://www.cdc.gov/niosh/2000-108.html#5) estimates that there are 600,000 to 800,000 needle stick injuries per year in the U.S. alone, and many are not reported. More than 20 types of infectious agents have been transmitted through needlesticks, including hepatitis B and C, tuberculosis, syphilis, malaria, herpes, diphtheria, gonorrhea, typhus and Rocky Mountain spotted fever. The MED-JET will eliminate this risk to our health care professionals and create a safer workplace. Other advantages include its light weight (0.5 kg) and an excellent medication absorption rate. Additionally, the system has the ability to increase or decrease the volume and pressure of injection. This technology is unique to MIT’s MED-JET MBX Injector. The system is designed to allow for the injection of up to 600 individuals an hour.

The approval process can be expensive and may take an extended period of time. There can be no assurance that this system will receive approval from the FDA or if approved gain broad acceptance by the medical community or individual patients.

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

Now that MIT is able to sell its Med-Jet in all countries, other than the U.S., it is working to complete two FDA filings. The first of these will be for use of the Med-Jet for injecting anesthesia in a variety of situations. The second, and most significant, in light of the news coming out of Asia concerning the spread of Influenza A (H5N1) to humans, will be the Med-Jet-H, for mass vaccination in case of a pandemic, such as Avian Influenza, Polio, Tuberculosis, or Malaria .

MIT is also pursuing increasing interest in its Agro-Jet needle-free injector. Having the same benefits as Med-Jet, Agro-Jet will become a valuable instrument in the fight against Avian Flu via Med-Jet’s ability to allow for the mass inoculation of animals at over 1000 injections per hour.

MEDICAL INTERNATIONAL TECHNOLOGY, INC. QUARTERLY FINANCIAL REPORT

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

Item 1. Legal Proceedings

None, for the period ending March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 27, 2006, the company issued 153,400 shares, at a price of $0.40 per share, to 2849674 Canada Inc., a company owned as to 100% by Karim Menassa, a director and officer, for a debt conversion of $61,360 in a transaction exempt from registration under Regulation “S” of the Securities Act of 1933 and subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144.

Additionally, on February 27, 2006, the company issued 153,400 shares, at a price of $0.40 per share, to 1065029 Canada Inc., a company owned as to 100% by Michel Bayouk, a director, for a debt conversion of $61,360 in a transaction exempt from registration under Regulation “S” of the Securities Act of 1933 and subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144.

These private transactions we believe to be exempt from registration Section 4(2) of the Securities Act. We also believe this private offering to be exempt from registration under Regulation S, as the purchaser is domiciled and transaction occurred outside the United States. The sales of stock were strictly limited to individuals and entities, each of whom was an accredited investor, as that term is defined in Rule 501 of Regulation D promulgated under Section 4(2) of the Securities Act and had adequate access to information pertaining to our Company. Furthermore, no advertisements were made, no commissions were paid and the securities are restricted pursuant to Rule 144.

Stock Incentive Plan

The company has a stock incentive plan titled “Compensation” under which 750,000 common shares are authorized for issuance and have been registered, as amended on Form S-8 filed December 27, 2005. The plan relates to the Medical International Technology Stock Option Agreement dated October 1, 2005, with Geoffrey Armstrong for services, to Medical International Technology, Inc.

Under the “Compensation” plan, in the three month period ended March 31, 2006, the Company issued 50,000 common shares to Geoffrey Armstrong for consulting services. The Company received a total of $20,000 for the exercise of the options at $0.40 per share. Under the “Compensation” plan, on April 21, 2006, the Company issued 200,000 common shares to Geoffrey Armstrong for consulting services. The Company received a total of $80,000 for the exercise of the options at $0.40 per share. As of March 31, 2006, a total of 500,000 common shares remain authorized for issuance under the “Compensation” plan.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None during the three month period ended March 31, 2006.
Item 5.	Other Information
None

MEDICAL INTERNATIONAL TECHNOLOGY, INC. QUARTERLY FINANCIAL REPORT

Item 6. Exhibits and Reports on Form 8-K

Exhibits
Medical International Technology, Inc. includes herewith the following exhibits:
31.1 Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))
31.2 Certification of Principal Accounting Officer (Rule 13a-14(a)/15(d)-14(a))
32.1 Certification of Principal Executive Officer (18 U.S.C. 1350)
32.2 Certification of Principal Accounting Officer (18 U.S.C. 1350)
Reports on Form 8-K
None during the three month period ended March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Date: May 18, 2006	By:	/s/ Karim Menassa

Karim Menassa, President
Principal Executive Officer

Date: May 18, 2006	By:	/s/ Michel Bayouk

Michel Bayouk, Secretary
Principal Accounting Officer