Form 10QSB
period 2006-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2006-08-22
CIK 1112372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2006: 10,867,737 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

MEDICAL INTERNATIONAL TECHNOLOGY, INC. QUARTERLY FINANCIAL REPORT Index

MEDICAL INTERNATIONAL TECHNOLOGY, INC. CONSOLIDATED BALANCE SHEET JUNE 30, 2006 (UNAUDITED)

	June 30, 2006	September 30, 2005

	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$ 145,986	$5,874
Accounts receivable	14,653	35,294
Inventories	148,339	97,423
Receivable from related parties	30,777	-
Research tax credit receivable	250,926	194,912
Prepaid expenses	15,649	-

Total Current Assets	606,330	333,503

Property and Equipment
Tooling and machinery	225,175	204,048
Furniture and office equipment	60,816	59,372
Leasehold improvements	22,163	22,163

	308,154	285,583
Less accumulated depreciation	(162,075)	(158,293)

	146,079	127,290
Other Assets
Intangible assets subject to amortization
Patents (net accumulated amortization of $720, $601)	1,737	1,797

	1,737	1,797

Total Assets	$ 754,146	$462,590

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Unearned income	$ 65,352	$116,537
Accounts payable	167,476	608,444
Accounts payable – related parties	68,489	-
Accrued expenses	15,978	-
Taxes payable	8,943	-
Loans payable – related parties	323,325	361,698
Current portion of long-term debt	3,112	16,484

Total Current Liabilities	627,754	1,103,163

Long-term debt	-	-

Total Liabilities	627,754	1,103,163
Stockholders’ Equity (Deficiency)
Preferred stock, $0.0001 par valued; 3,000,000 shares authorized;
none issued and outstanding as of June 30, 2006
Common stock, $0.0001 par value; 100,000,000 shares authorized;
10,867,737 shares issued and outstanding as of June 30, 2006	1,086	474
Additional paid-in capital	5,905,080	3,920,512
Deficit	(5,763,916)	(4,525,846)
Accumulated other comprehensive loss	(15,858)	(35,713)

Total Stockholders’ Equity (Deficit)	126,392	(640,573)
Total Liabilities and Stockholders’ (Deficit)	$ 754,146	$462,590

The accompanying notes are an integral part of these consolidated financial statements. 3

MEDICAL INTERNATIONAL TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three-Months Ended		For the Nine-Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$ 99,330	$38,189	$ 192,574	$235,388
Cost of sales	48,285	17,334	101,813	121,190

Gross profit	51,048	20,855	90,761	114,198

Research and development costs	60,657	21,112	256,202	173,306
Selling, general, and administrative expenses	85,501	110,804	922,704	219,538

	146,158	131,916	1,178,906	392,844
Net loss before consulting fees	(95,110)	(111,061)	(1,088,145)	(278,646)
Consulting fees (non-cash)	(4,000)	(43,200)	(126,600)	(81,200)

Net loss from operations	(99,110)	(154,261)	(1,214,745)	(359,846)

Other Income (Expense)
Interest income	-	-	688	11
Interest expense	(5,873)	(9,349)	(24,013)	(40,740)

Net Loss	$ (104,983)	$(163,610)	$ (1,238,070)	$(400,575)

Basic and diluted weighted average shares outstanding	7,806,081	4,621,311	7,806,081	4,621,311
Basic and diluted (loss) per share	$ (0.013)	$(0.035)	$ (0.159)	$(0.087)

The accompanying notes are an integral part of these consolidated financial statements. 4

MEDICAL INTERNATIONAL TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
		For the Nine-Months Ended
	June 30, 2006	June 30, 2005

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$ (1,238,070)	$(400,575)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	33,760	30,174
Common stock issued for consulting and legal services	237,176	81,200
Common stock for debt	241,999	-
Accrued interest expenses on indebtedness	-	9,791

Decrease in accounts receivable	20,641	-
Increase in receivable from taxing authorities	(56,014)	(143,976)
(Increase) in inventories	(50,916)	(6,186)
(Increase) in prepaid expenses	(15,649)	(10,642)
(Decrease) in unearned income	(51,185)	13,405
Increase (Decrease) in accounts payable and accrued expenses	(372,479)	227,300

Net Cash Used In Operating Activities	(1,250,737)	(199,509)

Cash Flows from Investing Activities
Equipment acquisition	(22,630)	-

Net cash provided (used in) investing activities	(22,630)	-

Cash Flows from Financing Activities
Advances from loans	-	89,752
Gross proceeds from private offerings	1,506,005	-
Advances (repayments) from related parties	(38,373)	126,505
Principal reduction on small business loan	(13,372)	(11,846)

Net cash provided by Financing Activities	1,454,260	204,411

Effect of exchange rates on cash	(40,781)	(11,173)

Net Increase (Decrease) in Cash and Cash Equivalents	140,112	(6,271)

Beginning Balance – Cash and Cash Equivalents	5,874	6,863

Ending Balance – Cash and Cash Equivalents	$ 145,986	$592

Supplemental Information:
Cash Paid For:
Interest Expenses	$24,013	$40,740

Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements. 5

MEDICAL INTERNATIONAL TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine-Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2005

Net loss	$(1,238,070)	$(400,575)
Other comprehensive income (loss)
Foreign currency translation adjustment	19,855	(11,173)

Net comprehensive loss	$(1,218,215)	$(411,748)

The accompanying notes are an integral part of these consolidated financial statements. 6

MEDICAL INTERNATIONAL TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital	Deficit

Balance – September 30, 2004	4,583,301	$458	$ 3,825,917	$ (3,791,368)

Shares issued for debts	-	-	-	-
Shares issued for services	161,124	16	94,595	-
Net loss for the year ended September 30, 2005	-	-	-	(734,478)

Balance – September 30, 2005	4,744,425	$474	$ 3,920,512	$ (4,525,846)

Shares issued for debts	930,707	93	241,906	-
Shares issued for services	718,605	72	237,104	-
Shares issued private placements	4,474,000	447	1,505,558	-

Net loss for the period ended June 30, 2006	-	-	-	(1,238,070)

Balance – June 30, 2006	10,867,737	$1,086	$ 5,905,080	$ (5,763,916)

The accompanying notes are an integral part of these consolidated financial statements. 7

MEDICAL INTERNATIONAL TECHNOLOGY, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation Interim Financial Statements

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Medical International Technology, Inc. (the “Company”) Form 10–KSB for the year ended September 30, 2005; and the Form 10-QSB for the quarter ended March 31, 2006, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

Note 2 - Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as going concern. However, the Company has reported a net liability position of $21,424 and has accumulated operation losses since inception of $5,763,916, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of June 30, 2006, the Company did not establish any reserve for doubtful accounts.

Inventories

Inventories are stated at the lower of cost determined by the FIFO method and market.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the nine-months ended June 30, 2006 and 2005 were $33,760, and $30,174, respectively.

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

Certain amounts in June 30, 2005 have been reclassified to conform to the June 30, 2006 presentation. Such reclassification had no effect on net income as previously reported.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2006. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer and ultimate collection is reasonably assured.

Note 4 - Intangible Assets

Amortization expense for the nine-months ended June 30, 2006 and 2005 were $180, and $174, respectively.

MEDICAL INTERNATIONAL TECHNOLOGY, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stock Activity

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

On February 27, 2006, the company issued 153,400 shares to 2849674 Canada Inc., a company owned as to 100% by Karim Menassa, a director and officer, for a debt conversion of $61,300.

Additionally, on February 27, 2006, the company issued 153,400 shares to 1065029 Canada Inc., a company owned as to 100% by Michel Bayouk, a director, for a debt conversion of $61,300.

On March 14, the company issued 25,000 unrestricted common shares to Geoffrey Armstrong, an employee for the exercise of options at a price of $0.40 per share pursuant to a Form S-8 registration filed December 27, 2005. On March 24, the company issued 25,000 unrestricted common shares and on April 21, 2006 an additional 200,000 unrestricted common shares to Geoffrey Armstrong, an employee for the exercise of options at a price of $0.40 per share pursuant to the Form S-8 registration filed December 27, 2005

MEDICAL INTERNATIONAL TECHNOLOGY, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Related Party Transactions

On January 31st, 2002, Idee International R&D Inc., a company wholly owned by a majority shareholder of MIT, sold the company tooling, machinery, and other property for $146,331. the purchase price, in addition to an outstanding loan of approximately $99,825 due to Idee have been combined and are evidenced by a non-recourse promissory note bearing interest at an annual rate of 11.5% . Principal and accrued interest are payable on demand only after the company becomes profitable and the repayment of such loan does not impact the company’s ability to operate and meet its normal obligation. During the nine months, ended June 30, 2006 and during the year, ended September 30th, 2005 and 2004, the Company paid approximately zero $ in principal and $24 013 interest in this year and $26,954 and $24,923 in accrued interest on this loan, respectively. The balance of the loan as of September 30th, 2005 is the same as June 30, 2006 $297,132.

During the nine months period ended June 30, 2006 the Company repaid advances to another party, "SCANVIEW CORPORATION" a company controlled by a majority shareholder of MIT, Mr. Karim Menassa at 55% and Mr. Michel Bayouk at 10%; in the amount of $200,000, leaving a balance due as of June 30, 2006 of $10,468, and this balance does not bear any interest.

Note 7 – Commitments and contingencies

The Company leases its office under an operating lease that expires October 31, 2008. Future minimum annual lease commitments pertaining to the lease is $26,458.

MEDICAL INTERNATIONAL TECHNOLOGY, INC. QUARTERLY FINANCIAL REPORT

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. You can identify forward-looking statements by words such as “anticipate”, “believe” and similar expressions and statements regarding our business strategy, plans and objectives for future operations. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The forward-looking statements in this filing involve known risks and uncertainties, which may cause our actual results in future periods to be materially different from any future performance suggested in this report. Such factors may include, but are not limited to: the ability to obtain additional funding further develop and market our products, changes in technology, market acceptance of our products, regulatory approval of our products in various markets, fluctuations in customer demand and commitments, pricing and competition, reliance upon subcontractors, together with such other factors as may be included in our Annual Report on Form 10-KSB

Financial Summary

Results of Operations for the Three-Months Ended June 30, 2006 and 2005

For the three-months ended June 30, 2006, the Company experienced a net loss of $104,983, primarily comprised of research and development expenses of $60,657 and selling, general and administrative expenses of $85,501. For the three-months ended June 30, 2005, the Company’s net loss was $163,610.

Selling, general and administrative expenses for the three-months ended June 30, 2006 were $146,158, compared to $131,916 for the three-months ended June 30, 2005.

For the three-months ended June 30, 2006, the Company’s sales were $99,330 resulting in an increase in sales of $61,141 compared to sales for the three-months ended June 30, 2005.

Gross profit for the three-months ended June 30, 2006 was $51,048 or 51% of sales as compared to 55% for the three-months ended June 30, 2005.

As of June 30, 2006, the Company maintains $50,699 as advances towards future sales pertaining to its non-exclusive distribution agreement with WLT Distributors Inc.

Liquidity and Capital Resources

For the nine months ended June 30, 2006 the Company’s cash position increased by $140,112. The Company spent $975,486 in its operations and received $1,454,260 from financing activities. Financing activities included gross proceeds from private offerings of $1,506,005; an amount repaid to related parties of $38,373; and principal reduction on small business loan of $13,372.

For the nine months ended June 30, 2005 the Company’s cash position decreased by $6,271. The Company spent $115,614 in its operations and received $204,411 from financing activities. Financing activities included advances from related parties of $126,505; advances from loans of $89,752; and the reduction of its principal amount of its small business loan of $11,846.

During this nine month period ended June 30, 2006, the company received investments of approximately $1,400,000 and has used most of those proceeds for the following expenses: $880,000 in operational expenses including payments to suppliers, sub-contractors, outside accountants and attorneys; Repayment of a $200,000 loan from Scanview; Fees to business consultants of $165,000 and finders fees of $118,000.

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

Now that MIT is able to sell its Med-Jet in all countries, other than the U.S., it is working to complete two FDA filings. The first of these will be for use of the Med-Jet for injecting anesthesia in a variety of situations. The second will be the Med-Jet-H, for mass vaccination in case of a pandemic, such as Avian Influenza, Polio, Tuberculosis, or Malaria .

We are currently responding to comments on our FDA application and must provide additional test information. We are planning for the completion of these additional tests over the next six months.

MIT is also pursuing increasing interest in its Agro-Jet needle-free injector. In Australia, we are awaiting approval of an injectable solution manufactured by a large pharmaceutical company which will be used in our injector systems. We expect that this approval will occur sometime in the second quarter of 2007.

On December 19, 2005 the Board of MIT adopted a resolution stating that " MIT will acquire all of the issued and outstanding shares of 9139-2449 Quebec Inc operating under the name “Scanview” for 2,500,000 restricted common shares of MIT". No shares have been issued and the final terms are pending acceptance by the shareholders of Scanview

MEDICAL INTERNATIONAL TECHNOLOGY, INC. QUARTERLY FINANCIAL REPORT

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

The Acquisition of Scanview is pending an independent appraisal valuation of Scan View at the request of Medical International Technology. Based on the results of this valuation the acquisition of Scanview may proceed.

Going Concern

The Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as going concern. However, the Company has reported a net liability position of $21,424 and has accumulated operation losses since inception of $5,763,916, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives. We may pursue either the option of debt or equity financing or a combination of both in order to raise sufficient capital in order to meet our financial requirements over the next twelve months and to fund our business plan. There is no assurance that we will be successful in raising additional funds.

Our future success will be dependent upon our ability to continue pursue market acceptance of our products; obtain regulatory approvals necessary to expand our markets and introduce or products to those markets through expanded sales operations.

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
None, for the period ending June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2006, no unregistered sales of equity securities occurred that had not been previously reported.

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

Under the “Compensation” plan, in the three month period ended June 30, 2006, no additional shares were issued.

As of June 30, 2006, a total of 500,000 common shares remain authorized for issuance under the “Compensation” plan.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None during the three month period ended June 30, 2006.
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
Reports on Form 8-K
None during the three month period ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Date: August 21, 2006	By:	/s/ Karim Menassa

Karim Menassa, President
Principal Executive Officer

Date: August 21, 2006	By:	/s/ Michel Bayouk

Michel Bayouk, Secretary
Principal Accounting Officer