Form 10KSB
period 2006-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2007-11-02
CIK 1112372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-31469

Medical International Technology, Inc.
(Exact name of small business issuer as specified in its charter)
1872 Beaulac, Ville Saint-Laurent
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
[ ] Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.
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
[ ] YES [ X ] NO

Issuer's revenues for its most recent fiscal year: $270,452

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2006, computed by reference to the bid/ask price of $0.05 at May 23, 2007 is $330,020.
The number of shares outstanding of the Registrant's common stock as of September 30, 2006 was 10,867,737.

Transitional Small Business Disclosure Format: [ ] YES [ X ] NO

I

Medical International Technology, Inc.

Table of Contents
Description of Business	3
Description of Property	9
Legal Proceedings	10
Submission of Matters to a Vote of Security Holders	11
Market for Common Equity and Related Stockholder Matters	11
Recent Sales of Unregistered Securities	12
Management's Discussion and Analysis or Plan of Operations	16
Financial Statements	18
Changes In / Disagreements with Accountants on Disclosure	35
Controls and Procedures	35
Other Information	35
Directors, Executive Officers, Promoters and Control Persons	35
Section 16(a) Beneficial Ownership Reporting Compliance	36
Code of Ethics	36
Executive Compensation	37
Security Ownership of Certain Beneficial Owners and Management	39
Certain Relationships and Related Transactions	40
Exhibits and Reports on Form 8-K	42
Index to Exhibits and Reports	42
Principal Accountant Fees and Services	43
Signatures	44

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

General

Medical International Technology, Inc. was incorporated in the State of Colorado on July 19, 1999. The company has two wholly owned subsidiarys, Medical International Technologies (MIT Canada) Canada, Inc., a Canadian company, acquired in June of 2002 and ScanView, a Canadian company, acquired in June of 2007 Medical International Technology, Inc. has authorized 100,000,000 shares of common stock, par value $.0001 and 3,000,000 shares of preferred stock, par value $.0001. Medical International Technology, Inc.'s common stock is traded on the NASD's Over-The-Counter Pink Sheets under the symbol "MDLH.PK".

The Company has a September 30th fiscal year end. Description of Business

Medical International Technology, Inc. (MIT) is based in Montreal, Canada; specializing in the research, development, marketing and sale of needle-free jet injector products designed for humans and animals, for single and mass injections. Needle-free jet injector technology and products provide advantages over traditional needle injection techniques and products, including; efficiency, handling security, biological waste elimination, and patient stress reduction.

ScanView has a unique, portable and battery operated ultrasound diagnostic medical devices, using a variety of probes for pathological and physiological evaluation of organs such as the heart, kidneys, liver, thyroid, uterus and ovaries. They serve equally well to detect kidney stones, diagnose pregnancy, visualize follicle development and carry out all other normal ultrasound diagnostic procedures.

MIT intends to concentrate its activities in the medical and para-medical sectors, in particular, in the field of instrumentation. The company's strategy is to build a good order agenda for its different products and establish strategic alliances with different pharmaceutical companies and manufacturers to ensure good distribution channels for its products.

MIT Needle-free Jet injector Segment

The benefits of needle-free injection compared to needle injection, in particular with respect to the features of Medical International Technology products, can be summarized as follows:

(1)	Less tissue damage and less painful;

(2)	Simple, fast and effective;

(3)	Precise, reliable and safe;

(4)	Good absorption of liquids;

(5)	Prevents stress from traditional needle syringes and infections from contaminated needles;

(6)	Friendly to the environment (No biological waste);

(7)	Affordable and economical;

(8)	Efficient use of medication used.

Medical International Technology, Inc.

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

Medical International Technology, Inc. will target the diabetics market in fiscal year 2008. MIT will begin in the markets where our products are currently approved and continue our efforts in localities where approvals are pending. The market potential in this sector is extremely large because there are many diabetics throughout the world and many must inject insulin daily. A secondary market will be the allergy market. The allergy market includes a similar potential, as the number of individuals affected is quite large, as are the variety of allergies that may be involved. We are currently unable to access many of these markets due to the need for additional regulatory approvals in the localities for the various applications.

Medical International Technology, Inc.

Marketing and Distribution

MIT promotes its products in many countries including the United States of America. MIT is exerting every effort and using its resources to promote its products and to open markets for its technology. As we continue to market our products, we hope to gain broader acceptance of the needle-free injection technology.

MIT has adopted an approach with potential distributors; whereby, new distributors are allowed six months to test the market for the AGRO-JET. MIT is then able better evaluate potential distributors before signing long term Distribution Agreements. Where MIT may experience difficulties with distributors meeting their purchasing schedules, we will work with these distributors to assist them in developing their respective markets.

A new study published in March of 2007 has shown once more that the MED-JET-MBX has given excellent results anesthetizing patients who receive medical treatments which involve multiple injections such as for Hyperhydrosis (excessive sweating of the hands, feet and under arms) and BOTOX ® injections.

Product Development

Medical International Technologies is proceeding with the test requested earlier by the FDA, and is expecting to finalize the tests during 2008 fiscal year.

According to the International Sharps Injury Prevention Society (http://www.isips.org), it has been estimated that one out of every seven workers is accidentally stuck by a contaminated sharp point each and every year. The Center for Disease Control (CDC: http://www.cdc.gov/niosh/2000-108.html#5) estimates that there are 600,000 to 800,000 needle stick injuries per year in the U.S. alone, and many are not reported. More than 20 types of infectious agents have been transmitted through needle sticks, including hepatitis B and C, tuberculosis, syphilis, malaria, herpes, diphtheria, gonorrhea, typhus and Rocky Mountain spotted fever. The MED-JET will eliminate this risk to our health care professionals and create a safer workplace. Other advantages include its light weight (0.5 kg) and an excellent medication absorption rate. Additionally, the system has the ability to increase or decrease the volume and pressure of injection. This technology is unique to MIT’s MED-JET MBX Injector. The system is designed to allow for the injection of up to 600 individuals an hour.

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

We previously announced that our needle free injection was chosen for testing in a study regarding the treatment of Hyperhydrosis. Dr. Antranik Benohanian MD, FRCPC Dermatologist at Saint Luc Hospital of The Montreal University Hospital Center, has begun tests of MIT’s human injectors in his Hyperhydrosis studies. In addition to the underarms, Hyprehydrosis often occurs in the palms, soles of the feet and even the face. Currently, treatments typically carried out by needle injections that must be repeated every 4-6 months, in excessive pain to patients. Many patients are reluctant to receive multiple injections in their hand and their face due to the pain associated with traditional injections.

The results have been published in two major associations. First was the American Academy of Dermatology and the second, in the British Journal of Dermatology. These publications provide strong evidence that the MED-JET Model MBX from Medical International Technology Inc., the only system in the world than can inject a minute volume of 0.02 ml up to 0.3 ml. Fast, reliable and almost painless, in any part on the human body.

Medical International Technology, Inc.

Dr. Benohanian has continued using the MED-JET Model MBX for the treatment of Hyperhydrosis on over 100 patients; he is also using the MED-JET Model MBX for other treatments in the dermatology field.

Other Doctors in Montreal are also using MED-JET Model MBX and the MED-JET-H-II for injections of Lidocaine, Botox and Cortisone for different treatment, in Dermatology, minor surgery, Phisiatric and others. MIT’s MED-JET ® MBX injector is expected to reduce patient’s pain and discomfort in these sensitive areas of the body that is caused by traditional needle injections. In addition, MIT’s needle free injector results in a less severe puncture since it has a volume of 0.02cc to 0.3cc. It is important to be able to increase or decrease the volume and pressure of injection, based on the comfort level of the patient. This technology is unique to MIT’s MED-JET MBX Injector.

Hyperhydrosis is the medical term for excessive sweating. Millions of people worldwide suffer from this condition. In a recent survey (J Am Acad Dermato 2004:51(2): 241-258), an estimated 2.8% of the U.S. populations is affected by some form of this condition, with about a third of them describing their excessive sweating as barely tolerable or worse. BOTOX injections were approved by the FDA in July 2004 to treat severe Hyperhydrosis. Phase III clinical studies supporting the FDA approval show that 80% of patients experienced a 50% decrease in sweat production (source: Allergan, Inc. July 20,2004 press release) We previously announced that the MedJet(r) Needle Free MBX Model Injector and its advantages in the treatment of palmar hyperhidrosis had been featured in the June 2005 edition of the Journal of the American Academy of Dermatology (JAAD). The article is titled: ``Use of needle-free anesthesia in the treatment of palmar hyperhidrosis with botulinum A toxin.'' The Journal is dedicated to the clinical and continuing education needs of the entire dermatologic community and is internationally known as the leading journal in the field. The Journal ranks in the top 4.3% of the 5,684 scientific journals most frequently cited (2000 Science Citation Index). MIT’s development of the MED-JET MBX injector is further encouraged by the increased awareness of the Hyperhydrossis condition and available treatments. We note mainstream discussion of this condition and the BOTOX injection treatment in the September 2005 issue of “Shape” magazine in the Beauty Q&A section “stop SWEATING” which includes a testimonial of the procedure.

We previously announced that in August 2005, Australian Wool Innovation Limited (AWI) contracted MIT to adapt our Agro-Jet needle free applicator for intradermal injections of various compounds as possible alternatives to mulesing. The Agro-Jet applicator is a needle-free medication delivery system for livestock.

Australian Wool Innovation Limited (AWI) is in the final stage of negotiation with a Pharmaceutical partner for the production and distribution of the various compounds that will be used with MIT Agro-jet. MIT is expecting to negotiate with the Pharmaceutical partner and sign a supply agreement as soon as the agreement between AWI and the Pharmaceutical Company is signed and sealed.

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

Medical International Technology, Inc.

Scan View; Ultra Sound Segment

On December 19, 2005 the Board of MIT adopted a resolution stating that “MIT” will acquire all of the issued and outstanding shares of 9139-2449 Quebec Inc operating under the name “Scanview” for 2,500,000 restricted common shares of MIT".

On December 22, 2005 we announced that MIT would proceed with the ScanView acquisition. Scanview is a portable ultrasound technology and manufacturing company in Montreal, Quebec, Canada. Scanview was formed in 2003 to develop, manufacture and market different models of Real Time Ultrasound Scanners, for Animal and Human applications.

On June 11 2007, the Board of Director of MIT signed an agreement with 9162-9725 Quebec Inc a Quebec private company, to purchase all of the issued and outstanding shares of 9139-2449 Quebec Inc. (SCNAVIEW) common stock, for a total of 2,500,000 Common shares of MIT. Following the signing of the agreement MIT issued to 9162-9725 Quebec Inc. a total of 2,500,000 Common shares of MIT.

ScanView has a unique, portable and battery operated ultrasound diagnostic medical devices, using a variety of probes for pathological and physiological evaluation of organs such as the heart, kidneys, liver, thyroid, uterus and ovaries. They serve equally well to detect kidney stones, diagnose pregnancy, visualize follicle development and carry out all other normal ultrasound diagnostic procedures.

ScanView was a private Canadian company owned by Karim Menassa, our CEO and Director, owning 55% of Scanview, Michel Bayouk, our CFO and Director, owning 10% of Scanview and three other unrelated shareholders.

Products

The “SCAN VIEW I”, “SCANVIEW 100-S” and “SCANVIEW 100-SBF” ultra sound scanners, for animal and human applications are the first models introduced to the market. New models for human and animal applications will be available in 2008.

These portable ultrasound diagnostic medical devices use a variety of probes for pathological and physiological evaluation of organs such as the heart, kidneys, liver, thyroid, uterus and ovaries. They serve equally well to detect kidney stones, diagnose pregnancy, visualize follicle development and carry out all other normal ultrasound diagnostic procedures.

The “SCANVIEW I” and “SCANVIEW 100-S” and “SCANVIEW 100-SBF” are battery operated and power supplied, using state of the art and, latest microelectronics components. The Scanners have a built-in 5-inch, LCD Colour monitor, and an integrated PC base video processor which allows images and Cine loop to be transferred to a PC, reproduced and printed at any time.

Market

The Veterinary Market

There are some 795,000 cattle and pig farms around the world to which the Scan View can be marketed.

Pork is the most frequently consumed meat in the world, with a consumption rate of 40%. The five largest pork producers in the world are, in order of size, China, United States, Germany, Spain and France. Canada is in thirteenth place, just behind Japan.

The American pork industry is a vital part of the U.S. economy, generating many billions of dollars. In 1995, the United States sold more than 103 million hogs, for $10.6 billion, or 11.6% of total agricultural sales. In 1997, the country exported more than $1 billion in pork products.

Medical International Technology, Inc.

In 1997, there were some 138,690-pig farms in the United States. The trend is for these farms to get bigger: more than 80% of pigs are raised on farms that produce more than 1,000 pigs per year. Farms producing 50,000 pigs and more per year substantially increased their market share, rising from 7% in 1988 to 37% in 1997.

Sows have an average of 6 litters. Each sow gives birth on average to 16 piglets per year. All sows must be checked for pregnancy in each breeding cycle.

The Pregnancy diagnosis and back fat measurements program is clearly important in this industry and accounts for between 30 and 50% of the total veterinary care.

The Human Market

While the “SCANVIEW I” was originally conceived in response to the needs of veterinary medicine, SCANVIEW INC. has found an excellent market niche in the human market place.

The new “SCANVIEW 100-S” for Human applications was introduced at the end of 2006; the new ultrasound scanner is for the General Practitioner Clinic industry.

Other potential markets for the “SCANVIEW 100-S” are First aid workers in both urban and remote areas, mobile and small clinics around the world, and field hospitals for armed forces, to name but a few.

There are over eight hundred (800) clinics in Canada and several thousand in the United States, which are the target market.

Scanview’s latest model the “SCANVIEW 100-SBF” which is designed for Human body fat measurements and introduced at the end of 2006, targeting the booming cosmetic market (plastic surgeon, liposuction, and many other niche markets) where baby boomers who seek a rejuvenated appearance spending increasing amounts to have a younger look. Scanview’s objective in the short term is to create a niche market for its “SCANVIEW 100-SBF” in this market and to establish itself as a leader in state-of-the-art ultrasound scanner in the world.

Competition

There are several companies producing ultrasound scanners throughout the world, developed for the human sector. There are only five companies that produce scanners for the Veterinarian market.

Scanview is believes that it has surpassed its competition with its “SCANVIEW I”, “SCANVIEW 100-S” and “SCANVIEW 100-SBF” by having higher performance and better ergonomic design.

Marketing

Scanview will expand its distribution network for our products. As discussed, we will serve two major markets - both human and veterinary medicine. As each market requires a different approach and has specific individual needs, the marketing strategy developed for each of these markets is based on SCANVIEW INC. Marketing management experience and market feedback.

The foundation of our marketing strategy is based on customer training. Therefore, each step of our sales and promotional program is geared toward the specific needs that have been identified for each target market. The objective is to carefully choose local, influential, successful distributors in selected territories and optimise market awareness in order to achieve maximum sales results.

MIT is continually researching and developing its products to the market needs.

Medical International Technology, Inc.

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

We have received full certification for our Quality Management System granted under the International

Organization for Standardization's ISO: 9001:2000. This includes Certification for the “Canadian Medical Device Conformity Assessment System” (CMDCAS), for devices to be licensed by HEALTH CANADA. The company plans to aggressively market the MED-JET for human use for mass-inoculation. The company feels that Canadian and other world markets can benefit greatly from the MED-JET. By using the MED-JET, health officials have an alternative delivery method that is safer and faster than the traditional needle.

Medical International Technologies, Inc has received full certification granted under the International Organization for Standardization, as well as the Canadian Medical Device Conformity Assessment System, for devices to be licensed by HEALTH CANADA. These certifications allow MIT to market the Med-Jet Needle-Free Injector for human use in all countries other than the U.S., at this point. The Med-Jet injector has been submitted for FDA approval, which, if accepted, will allow MIT to sell the Med-Jet in the United States, making it a truly worldwide system.

The Company is still working to complete FDA filings for the use of the Med-Jet for injecting anesthesia in a variety of situations and the use of the Med-Jet-H, for mass vaccination in case of a pandemic, such as Avian Influenza, Polio, Tuberculosis, or Malaria.

Medical International Technologies is proceeding with the test requested earlier by the FDA, and is expecting to finalize the tests during 2008 fiscal year.

Australian Wool Innovation Limited (AWI) is in the final stage of negotiation with a Pharmaceutical partner for the production and Distribution of the various compounds that will be used with MIT Agro-jet.

MIT is expecting to negotiate with the Pharmaceutical partner and sign a Supply agreement as soon as the agreement between AWI and the Pharmaceutical Company is signed and sealed.

There can be no assurance that this system will receive approval from the respective agencies. Employees

Currently, the company has six employees, the President and Chief Executive Officer of the company, and other employees. As operations are expanded additional employees will be required.

Description of Property

Medical International Technology, Inc. moved offices on October 1, 2006, and currently leases its office under an operating lease that expires October 31, 2009. These offices are a 5,200 square foot industrial facility in Montreal Canada. Facilities include various machine tools and test systems for prototyping and light production. The annual lease expense for the prior facilities for the year ending September 30, 2006 was $25,115. The current lease rate is approximately $29,000 per year.

Medical International Technology, Inc.

Legal Proceedings

The company is engaged in the following Legal Proceedings:

(a) Farimétal Inc. vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC ., court file 500-22-109826-050, for unpaid account to the amount of $13 029.41CDN. Furthermore, the company INTERNATIONAL MEDICAL TECHNOLOGIES (MIT CANADA) INC. made a counterclaim of $16 875.00 US against the plaintiff. By virtue of a judgment, July 31st, 2006, by the Court of Quebec, the company was condemned to pay the sum of $13 029.41 CDN and the legal interest on this sum. The company concluded an agreement of refund with the other party, and it, after discussion with the lawyer of Farimetal Inc. against Medical International Technologies (MIT Canada) Inc.

A judgement was entered against the issuer on the 31st of July 2006, for Cad$ 16,589.20. The parties have agreed to payments of an initial payment of Cad$ 2,132.27 and eight monthly payments of Cad$ 1,807.12 As of September 30, 2006 the remaining balance on this judgement was $ 16,589.20 (b) Outils Diacarb Inc. vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC., court file 500-22-107217-054, for unpaid account to the amount of $17,438.99CDN. Furthermore, the company INTERNATIONAL MEDICAL TECHNOLOGIES (MIT CANADA) INC. made a counterclaim of 16, 875.00 US against the plaintiff.

This action was settled by mutual agreement of the parties on August 31, 2006. The settlement was satisfied on September 7, 2006 for a single payment of Cad$ 12,000.

(c) COMMISSION DES NORMES DU TRAVAIL vs. 9139-2449 QUEBEC INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC., court file 500-22-127766-064, for unpaid social advantages to the amount of $29 904.00 CDN. The plaintiff who is represented by the COMMISSION DES NORMES DU TRAVAIL worked for 9139-2449 QUEBEC INC..

The cause of action arises from a person requesting this amount who was working as a self-employed consultant to 9139-2449 Quebec Inc (Scan View).

(d) MCMILLAN BINCH MENDELSOHN vs. IDÉE INTERNATIONALE R & D, INC. and 3567940 CANADA INC. and 2849674 CANADA INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC., court file 500-22-117377-054, for unpaid account to the amount of 26, 392.00 CDN. The plaintiff was the legal firm where worked a legal adviser who was a shareholder of MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC.. On March 26th, 2007 the parties agreed on agreement out of court for an $8 000.00 total sum. The claim related to consultant services of a former attorney participating on an advisory board. The issuer believes that the law firm was compensate for all outstanding services and is defending the claims.

(e) Alain Deslauriers vs. 9139-2449 QUÉBEC INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, court file 500-22-126153-066, for unpaid accounts to the amount of $52 558.00 CDN. The plaintiff, Alain Deslauriers, was the General Manager of 9139-2449 QUEBEC INC. before he gave his dismissal.The company and Karim Ménassa believe they should not be involved in this dispute because the plaintiff is a shareholder of the company and the dispute is partially about a percieved personal contribution for the proper functioning of the company, it is believed the cause should be rejected by the court

(f) Ratha Yip vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, small claim court file 500-32-104717-071, for unpaid accounts to the amount of $7 000.00 CDN. The plaintiff, Ratha Yip, was the designer for the products of the company. The company believes it should not be involved in this dispute because that the plaintiff did not execute the services for which he was engaged, the cause should be rejected by the court.

Medical International Technology, Inc.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of the year ending September 30, 2006.

Market for Common Equity and Related Stockholder Matters

Market Information

Medical International Technology, Inc. common stock is listed on the NASD Over-The-Counter Bulletin Board Pink Sheets under the symbol “MDLH.PK”, and prior to November 21, 2005 "MDIR". The price quotes on the NASD Over-The-Counter Bulletin Board on May 23, 2007 is a High of $0.07 and a Low of $0.05.

The quotations provided are for the over the counter market which reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable and have been adjusted historically to reflect the reverse split of 10 to 1 which occurred on November 21, 2005:

	High	Low
Date
May 2007	$ 0.08	$ 0.05
April 2007	0.08	0.07
March 2007	0.10	0.05
December 2006	0.30	0.15
September 2006	0.66	0.51
June 2006	0.61	0.45
March 2006	1.55	1.19
December 2005	1.10	0.70
November 21, 2005	1: 10 Stock Split
September 2005	0.50	0.40
June 2005	0.60	0.40

Holders

Medical International Technology had 10,867,737 shares of common stock issued and outstanding as of September 30, 2006, which were held by approximately 63 shareholders and an undetermined number of shareholders holding common shares in street name (CEDE&CO).

Options

The company has the following option agreements outstanding as of September 30, 2006: Geoffrey Armstrong - Consultant

Options exercisable to purchase 750,000 common shares at an exercise price of forty cents ($0.40) per share during the period from October 3, 2005, through October 3, 2007. In the three month period ending March 31, 2006, the Company issued 50,000 common shares to Geoffrey Armstrong for consulting services. On April 21, 2006, the Company issued 200,000 shares to Geoffrey Armstrong for consulting services.

Medical International Technology, Inc.

Private Placements

On December 7, 2005, the Company completed two rounds of financing. The Units in these offerings were sold in exempt transactions under, Regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144.

The first private placement consisted of 2,000,000 Units at a price of $0.25 per unit. Each unit consisted of one Series A Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and one Series B Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Both the series A and series B warrants expire on October 27, 2007. The total amount raised from this placement was $500,000 of which the company was obligated to pay an 8% finder fee to a consulting firm. Net proceeds to the company less the $40,000 finder fee were $460,000. The purchaser of this offering was a Canadian entity controlled by a daughter of the individual controlling the consulting firm.

The second private placement was for 1,224,000 Units at a price of $0.25 per Unit. Each unit of this second offering consisted of one Series A Warrant for the purchase of 1,224,000 shares of the Company’s common stock at an exercise Price of $0.75 per share and one Series B Warrant for the purchase of 1,224,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Both the series a and series B warrants expire on November 07, 2007. The total amount raised from this placement was $306,000 of which the company is obligated to pay an 8% finder fee to a consultant. Net proceeds to the company less the $24,480 finder fee were $281,520.

On December 20, 2005, the company sold in a private placement 1,000,000 Units at a price of $0.60 per Unit. Each unit sold in this offering includes one (1) Series A Warrant for a total of 1,000,000 shares of the Company's common stock at an exercise price of $0.75 per share the series A warrant expires on December 19, 2007. The total amount raised from this placement was $600,000 of which the company was obligated to pay a 9% finder fee to 9109-7923 Quebec Inc. Net proceeds to the company less the $54,000 finder fee were $546,000.

Preferred Stock

As of September 30, 2006 there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval

Recent Sales of Unregistered Securities

The following unregistered securities were issued and are disclosed for the fiscal 2006 period.

On November 17, 2005, Shareholders, at a Special Shareholders’ Meeting, approved a 1 for 10 reverse split of the Company’s issued and outstanding stock. On November 21, 2005, subsequent to the reverse-split the Company was issued a new trading symbol. The new trading symbol is MDLH.

On November 30, 2005 the Company issued 520,000 restricted common shares at a price of $0.25 per share to Idee International R & D Inc., a company owned 100% by 2849674 Canada Inc. for a debt conversion of $130,000. On November 30, 2005 the Company issued 128,000 restricted common shares at a price of $0.25 per share to Karim Menassa, a Director and Officer of the Company for a debt conversion of $32,000.

On November 30, 2005 the Company issued 52,000 restricted common shares at a price of $ 0.25 per share to Technopro M.S. (2999226 Canada Inc.) for a debt conversion of $13,000.

On December 7, 2005, the Company completed two rounds of financing. The Units in these offerings were sold in exempt transactions under, Regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144.

Medical International Technology, Inc.

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

The Units in this offering were sold in exempt transactions . under, Section 4(2) of the Securities Act of 1933, Regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. Medical International Technology, Inc. conducted the private offering through its executive officers and directors and sold all 1,000,000 shares to one accredited overseas investors for gross proceeds of $600,000. Exemptions being non-exclusive the following factors are relevant: Each purchaser was an accredited investor as defined by Rule 501 of regulation D of the Securities Act of 1933; An aggregate of only $600,000 was received by Medical International Technology, Inc..; No advertisements were made.; Each purchaser had adequate access to information pertaining to Medical International Technology, Inc.; The securities are restricted pursuant to Rule 144.

All proceeds from the private placement will be used to increase production, marketing capabilities and meet order backlogs.

On February 27, 2006, the company issued 153,400 shares to 2849674 Canada Inc., a company owned as to 100% by Karim Menassa, a director and officer, for a debt conversion of $61,300.

Additionally, on February 27, 2006, the company issued 153,400 shares to 1065029 Canada Inc., a company owned as to 100% by Michel Bayouk, a director, for a debt conversion of $61,300.

Pursuant to an options agreement with Mr. Geoffrey Armstrong – Consultant; in the three month period ending March 31, 2006, the Company issued 50,000 common shares to Geoffrey Armstrong for consulting services. On April 21, 2006, the Company issued 200,000 shares to Geoffrey Armstrong for consulting services.

Medical International Technology, Inc.

The following unregistered securities were issued subsequent to the fiscal 2006 period through September 30, 2007: On April 27, 2007 the Company issued 761,904 restricted common shares at a price of $0.0525 per share to Idee International R & D Inc., a company owned 100% by 2849674 Canada Inc. for a debt conversion of $40,000. The entity 2849674 Canada Inc. is controlled by Karim Menassa, our President and Director.

On April 27, 2007 the Company issued 1,523,809 restricted common shares at a price of $0.0525 per share to 2849674 Canada Inc. for a debt conversion of $40,000. The entity 2849674 Canada Inc. is controlled by Karim Menassa, our President and Director.

On April 27, 2007 the Company issued 1,391,047 restricted common shares at a price of $0.0525 per share to 9117-2221 Quebec Inc., for a debt conversion of $32,000. The entity 9117-2221 Quebec Inc. is controlled by Michel Bayouk, our Financial Officer and Director.

On June 11 2007, the Board of Director of MIT signed an agreement with 9162-9725 Quebec Inc a Quebec private company, to purchase all of the issued and outstanding shares of 9139-2449 Quebec Inc. (SCNAVIEW) common stock, for a total of 2,500,000 Common shares of MIT. Following the signing of the agreement MIT issued to 9162-9725 Quebec Inc. a total of 2,500,000 Common shares of MIT.

ScanView was a private Canadian company owned by Karim Menassa, our CEO and Director, owning 55% of Scanview, Michel Bayouk, our CFO and Director, owning 10% of Scanview and three other unrelated shareholders. On July 17, 2007 the Company issued 3,416,667 restricted common shares at a price of $0.06 per share to Idee International R & D Inc., a company owned 100% by 2849674 Canada Inc. for a debt conversion of $205,000. The entity 2849674 Canada Inc. is controlled by Karim Menassa, our President and Director.

On July 17, 2007 the Company issued 1,733,333 restricted common shares at a price of $0.06 per share to 2849674 Canada Inc. for a debt conversion of $104,000. The entity 2849674 Canada Inc. is controlled by Karim Menassa, our President and Director.

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

Medical International Technology, Inc.

Equity Compensation Plan Information

The Company has a stock compensation plan under which directors are authorized to grant incentive stock options, to a maximum of one million (1,000,000) of the issued and outstanding shares, to directors, employees and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase Shares. The company filed this plan using Form S-8 on September 27, 2007.

The following table provides information as of September 30, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

			Number of securities
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders(1)(2)	0	$ 0.00	0
Equity compensation plans	0	$ 0.00	321,700
not approved by shareholders(1)(3)

Total	0	$ 0.00	321,700

(1) Consists of shares of our common stock issued or remaining available for issuance under our stock compensation plan.

(2) Approved by shareholders of Medical International Technology, Inc..

(3) The total common stock issued from the maximum 1,000,000 shares authorized under the stock compensation plan as of September 30, 2007 was 678,300 shares.

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

Distribution agreements are being sought worldwide for the company’s products. Financial Condition and Results of Operations

During the fiscal year ending September 30, 2006 the Company experienced a net loss of $1,509,633, primarily comprised of selling, general and administrative expenses of $1,125,042 and research and development costs of $442,916. For the prior fiscal year 2005, the Company experienced a net loss of $772,154, where selling, general and administrative expenses totaled $517,146 and research and development costs were $241,284.

Net comprehensive loss, after adjustment for foreign currency translation, for fiscal year 2006 was $1,489,430. For the twelve-months ended September 30, 2006, the Company experienced a decrease in sales of $83,891 compared to sales for the same period last year. Gross profit for the twelve-months ended September 30, 2006 was $88,853 or approximately 33% of sales as compared to 10% for the same period last year.

Costs of sales continue to be increased by the need to customize many of the items ordered to fit the particular needs of clients utilizing our products in new applications.

Liquidity and Capital Resources

During the fiscal year ending September 30, 2006 the Company’s cash position decreased by $2,954. Net cash used in operating activities was $1,132,790; $1,130,760 was gained from financing activities; the effect of exchange rates on cash was an increase of $20,203.

During the fiscal year ending September 30, 2005 the Company received $88,235 gross proceeds in advances from related parties. Including other expenses, the net cash received from financing activities totaled $72,997. $123,709 was used in operating activities and $-0- was used in investing activities. Exchange rates on cash resulted in an increase of $49,723. The resultant overall net decrease in cash and cash equivalents was $989; where the beginning balance for the fiscal period was $6,863, the resultant balance for the period was $5,874.

The Company has reported a net liability position of $699,758 and has accumulated operation losses since inception of $6,073,155, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern. Medical International Technology, Inc. expects that revenues from existing and developing sales may not meet its liquidity requirements for the next 12 month period at its current level of operations. The company has been dependent on advances from related parties to maintain operations. There are no agreements, assurances or commitments to continue providing these advances. The company continues to rely on management to develop the business and work to develop sales. Management has and may continue to supplement cash flows from sales with additional equity and debt financing. Substantially, expanded operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate.

Medical International Technology, Inc.

Management Plan of Operations

Medical International Technology, Inc. is based in Montreal, Canada; specializing in the research, development, marketing and sale of needle-free jet injector products designed for humans and animals, for single and mass injections. Needle-free jet injector technology and products provide advantages over traditional needle injection techniques and products, including; efficiency, handling security, biological waste elimination, and patient stress reduction.

Medical International Technology's intends to concentrate its activities in the medical and veterinary sectors, in particular, in the field of Equipment and instrumentation. The company's strategy is to build good, reliable and cost effective products, seek and establish strategic alliances with different pharmaceutical companies and manufacturers to ensure good distribution channels for its products.

MIT promotes its products in many countries including the United States of America. MIT is exerting every effort and using its resources to promote its products and to open markets for its technology. As we continue to market our products, we hope to gain broader acceptance of the needle-free injection technology.

MIT is continually researching and developing its products to the market needs.

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

Medical International Technology, Inc. Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	19
Financial Statements
Consolidated Balance Sheet	20 - 21
Consolidated Statements of Operations	22
Consolidated Statements of Comprehensive Loss	23
Consolidated Statement of Stockholders’ (Deficit)	24
Consolidated Statements of Cash Flows	25
Notes to Consolidated Financial Statements	26 - 34

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Medical International Technology, Inc.

We have audited the accompanying consolidated balance sheet of Medical International Technology, Inc. and subsidiary as of September 30, 2006, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Medical International Technology, Inc. and subsidiary as of September 30, 2005, were audited by other auditors whose report dated November 28, 2005, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 2 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. and subsidiary as of September 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.

/s/ PS STEPHENSON & CO., P.C. Wharton, Texas June 30, 2007

MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005

		(Restated)
Assets

Current assets
Cash and cash equivalents	$ 2,920	$5,874
Accounts receivable	19,244	35,294
Inventories	78,822	97,423
Research credit receivable	182,630	194,912
Prepaid expenses	5,368	-

Total Current Assets	288,984	333,503

Property and Equipment
Tooling and machinery	225,175	204,048
Furniture and office equipment	59,372	59,372
Leasehold improvements	22,163	22,163

	306,710	285,583
Less accumulated depreciation	(199,090)	(158,293)

	107,620	127,290

Other Assets
Patents (net of accumulated amortization of $ 466, $ 233)	1,564	1,797

Total Assets	$ 398,168	$462,590

The accompanying notes are an integral part of these financial statements. 20

MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005

		(Restated)
Liabilities and Stockholder's (Deficit)

Current Liabilities
Unearned income	$ 57,558	$ 116,537
Accounts payable and accrued expenses	420,356	646,120
Loans payable – related parties	221,844	361,698
Current portion of long-term debt	-	16,484

Total Liabilities	699,758	1,140,839

Stockholder's (Deficit)

Preferred Stock, $.0001 par value; 3,000,000 shares authorized;
none issued and outstanding shares as of September 30, 2006

Common Stock, $.0001 par value; 100,000,000 shares authorized;
issued and outstanding 10,867,737 shares as of September 30, 2006	1,086	474

Additional paid-in capital	5,786,600	3,920,512
Deficit	(6,073,155)	(4,563,522)
Other comprehensive income (loss)	(16,121)	(35,713)

Total Stockholder's (Deficit)	(301.590)	(678,249)

Total Liabilities and Stockholder's (Deficit)	$ 398,168	$ 462,590

The accompanying notes are an integral part of these financial statements. 21

MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED STATEMENTS OF OPERATIONS

		For the year ended
		September 30,
	2006	2005	2004

		(Restated)

Sales	$ 270,452	$354,343	$ 196,191
Cost of sales	181,599	320,429	164,736

Gross profit	88,853	33,914	31,425

Research and development costs	442,916	241,284	279,510
Selling, general, and administrative expenses	1,125,042	517,146	1,129,689

	1,567,958	758,430	1,409,199

Net loss from operations	(1479,105)	(724,516)	(1,377,774)

Other income (expense)
Interest income	728	291	-
Interest expense	(31,256)	(47,929)	(36,912)

	(30,528)	(47,638)	(36,912)

Net loss	$ (1,509.633)	$(722,154)	$ (1,414,686)

Basic (Loss) Per Share	$ (0,14)	$(0.17)	$ (0.04)

Basic weighted average shares outstanding	10,867,737	4,621,762	3,553,297

The accompanying notes are an integral part of these financial statements. 22

MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

		For the year ended
		September 30,
	2006	2005	2004

		(Restated)

Net loss	$ (1,509,633)	$(772,154)	$(1,414,686)
Other comprehensive income (loss)
Foreign currency translation adjustment)	20,203	49,723	(64,158)

Net comprehensive loss	$ (1,489.430)	$(722,431)	$(1,478,844)

The accompanying notes are an integral part of these financial statements. 23

MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional
	Common Stock		Paid-in

	Shares*	Amount	Capital	Deficit

				(Restated)

Balance - September 30, 2004	4,583,301	$458	$3,825,917	$ (3,791,368)

Shares issued for debts	-	-	-	-
Shares issued for services	161,124	16	94,594	-
Net loss for the year ended September 30, 2005	-	-	-	(772,154)

Balance - September 30, 2005	4,744,425	$474	$3,920,512	$ (4,563,522)

Shares issued for debts	1,594,800	160	445,020	-
Shares issued for services	54,512	5	33,995	-
Shares issued for private placement	4,224,000	422	99,975	-
Net loss for the year ended September 30, 2006	-	-	-	(1,509,633)

Balance - September 30, 2006	10,867,737	$1,086	$5,786,600	$ (6,073,155)

* Adjusted for reverse split of company’s stock (1:10) on November 21, 2005

The accompanying notes are an integral part of these financial statements. 24

MEDICAL INTERNATIONAL TECHNOLOGY CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the year ended
		September 30,
	2006	2005	2004

		(Restated)
Cash Flows from Operating Activities
Net Loss	$ (1,509,633)	$(772,154)	$(1,414,686)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	40,798	41,170	41,170
Amortization expense	233	233	233
Common stock issued for consulting and legal services	578,990	94,611	1,144,262
(Increase) Decrease in Assets
Decrease (Increase) in accounts receivable	16,050	(35,294)	12,972
(Increase) Decrease in research credit receivable	12,282	(78,948)	36,114
Decrease (Increase) in inventories	18,601	113,154	(142,952)
Decrease of receivable from taxing authorities	-	-	8,261
(Increase) in prepaid expenses	(5,368)	-	20,484
Increase (Decrease) in Liabilities
(Decrease) Increase in Customer Deposit	(58,979)	38,192	16,741
(Decrease) Increase in accounts payable and accrued expenses	(225,764)	475,327	(45,028)

Net cash used in operating activities	(1,132,790)	(123,709)	(322,429)

Cash Flows from Investing Activities
Equipment acquisition	(21,127)	-	-

Net cash used in investing activities	(21,127)	-	-

Cash Flows from Financing Activities
Gross proceeds from private offering	1,287,098	-	-
Advances from related parties	-	88,235	394,520
Reduction in amounts due to related parties	(139,854)	-	-
Principal reduction on small business loan	(16,484)	(15,238)	(13,269)

Net cash provided by financing activities	1,130,760	72,997	381,251

Effect of exchange rates on cash	20,203	49,723	(64,158)

Net Decrease in Cash and Cash Equivalents	(2,954)	(989)	(5,336)
Beginning Balance - Cash and Cash Equivalents	5,874	6,863	12,199

Ending Balance - Cash and Cash Equivalents	$ 2,920	$5,874	$ 6,863

Supplemental Information:

		For the year ended
		September 30,
	2006	2005	2004

Cash Paid For:
Interest Expense	$ 31,256	$47,929	$36,912

Income tax expenses	$ -	$-	$-

The accompanying notes are an integral part of these financial statements. 25

Medical International Technology, Inc. Notes to Consolidated Financial Statements

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

Note 2 – Basis of Presentation and Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as going concern. However, the Company has reported a working capital deficit of $410,774.and has accumulated net losses since inception of $6,073,155, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies Principles of consolidation

The accompanying financial statements include the accounts and transactions of Medical International Technology, Inc. and its wholly owned subsidiary, Medical International Technologies (MIT Canada) Inc. Intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translations

The Company operates out of its offices in Montreal, Canada and maintains its books and records in Canadian Dollars. The financial statements herein have been converted into U.S. Dollars. Balance sheet accounts, other than property and equipment, have been translated at exchange rates in effect at the end of the year. Property and equipment is converted at the exchange rate in effect at the date of purchase. Income statement accounts have been translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2006, the Company recorded $11,397 as a reserve for doubtful accounts and no reserve for the prior twelve month period ended September 30, 2005

Inventories

Inventories consist of raw materials, work in process, and finished goods. Inventories of raw materials, work in process and finished goods are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the year ended September 30, 2006 and 2005 were $40,798 and $41,170, respectively.

Medical International Technology, Inc. Notes to Consolidated Financial Statements

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

Income Taxes

The Company recognizes income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the income tax effect of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities during the period. The Company has recorded a valuation allowance, which reflects the estimated amount of deferred tax assets that more likely than not will be realized.

Medical International Technology, Inc. Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2006. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer provided that : title and risk of loss have passed to the customer; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is deemed probable.

New Accounting Pronouncements

In May 2005, the FASB issued Statement No.154, "Accounting Changes and Error Corrections ("Statement 154"), a replacement of the Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. Statement 154 requires the retrospective application to prior periods' financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Unless adopted early, Statement 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not anticipate that the application of Statement 154 will have an impact on the financial statements of the Company.

In February 2006, the FASB issued Statement No.155, "Accounting for Certain Hybrid Financial Instruments - Amendment to FASB No. 133 and 140" ("Statement 155"). Statement 155 resolves certain issues addressed in Statement 133 and (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation; (b) clarifies which interest only strips and principal only strips are not subject to the requirements of Statement 133; (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company does not anticipate that the application of Statement 155 will have an impact on the financial statements of the Company.

In March 2006, the FASB issued Statement No.156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140" ("Statement 156"). Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The statement permits the entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. The statement further requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company does not anticipate that the application of Statement 156 will have an impact on the financial statements of the Company.

Medical International Technology, Inc. Notes to Consolidated Financial Statements

In July 2006, the FASB issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the application of Interpretation FIN 48 will have an impact on the financial statements of the Company.

In September 2006, the FASB issued Statement No.157, "Fair Value Measurements" ("Statement 157"). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company does not anticipate that the application of Statement 157 will have an impact on the financial statements of the Company.

In September 2006, the FASB issued Statement No.158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("Statement 158"). Statement 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not anticipate that the application of Statement 158 will have an impact on the financial statements of the Company.

Note 4 – Inventories

Inventories at September 30, 2006 and 2005 consist of the following:

	2006	2005
Raw materials	$46,449	$60,482
Work in process	20,243	34,749
Finished good	12,130	2,192

Total	$78,822	$97,423

Note 5 – Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations. Research and development expenses are as follows:

	September 30,
	2006	2005

R&D Costs	$505,806	$356,923
Less Credit	(62,890)	(115,639)
	$442,916	$241,284

Medical International Technology, Inc. Notes to Consolidated Financial Statements

Note 6 – Intangible Assets

As of September 30, 2006 the Company has net intangible assets totaling $1,564. Amortization expenses for the year ended September 30, 2006 and 2005 were $233 and $233, respectively. Intangible assets consist of the following:

Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$2,030	$466	$1,564	9.5 through 17

Note 7 – Related Party Transactions

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are non-interest bearing and due upon demand. In addition, the Company has advanced funds to other corporations owned by shareholders. These loans are also non-interest bearing and due upon demand.

Note 8 - Income Taxes

The company has operating losses of $6,073,155, which can be used to reduce future taxable income. The potential tax benefits relating to the losses have not been recognized in the company’s accounts. The deductibility of these losses expires between 2009 and 2012.

Note 9 - Stockholders' (Deficit) Issuance of Common Stock

For the year ended September 30, 2006, the Company issued 54,512 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $33,995 the market value of the services rendered, which were charged to operations.

On November 30, 2005, the Company issued 520,000 post-reverse split restricted common shares at a price of $0.25 per share to Idée International R & D Inc., a company owned 100% by 2849674 Canada Inc. for a debt conversion of $130,000.

On November 30, 2005, the Company issued 320,000 post-reverse split restricted common shares at a price of $0.25 per share to 2849674 Canada Inc., a company owned 100% by Karim Menassa for debt conversion of $80,000.

On November 30, 2005, the Company issued 200,000 post-reverse split restricted common shares at a price of $0.25 per share to 1065029 Canada Inc., a company owned 100% by Michel Bayouk for a debt conversion of $50,000.

On November 30, 2005, the Company issued 128,000 post-reverse split restricted common shares at a price of $0.25 per share to Karim Menassa, a Director and Officer of the Company for a debt conversion of $32,000.

On November 30, 2005, the Company issued 68,000 post-reverse split restricted common shares at a price of $0.25 per share to 9160-4132 Quebec Inc., a company owned as to 100% by Michel Bayouk a Director and Officer of the Company for settlement of debt totaling $17,000.00.

Medical International Technology, Inc. Notes to Consolidated Financial Statements

On November 30, 2005, the Company issued 52,000 post-reverse split restricted common shares at a price of $ 0.25 per share to Technopro M.S. (2999226 Canada Inc.) for a debt conversion of $13,000. On December 7, 2005, the Company completed two rounds of financing. The Units in these offerings were sold in exempt transactions under, Regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. The securities are restricted pursuant to Rule 144.

The first private placement consisted of 2,000,000 Units at a price of $0.25 per unit. Each unit consisted of one Series A Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and one Series B Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Both the series A and series B warrants expire on October 27, 2007. The total amount raised from this placement was $500,000 of which the company was obligated to pay an 8% finder fee to Group InterCapital, Inc., a consulting firm. Net proceeds to the company less the $40,000 finder fee were $460,000.The purchaser of this offering was a Canadian entity controlled by a daughter of the individual controlling the consulting firm.

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

Preferred Stock

As of September 30, 2006, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

Effective October 1, 2006 the company entered into a Consulting services Agreement with Geoffrey Armstrong engaging him as an administrative manager for the company. As part of the agreed compensation Mr. Armstrong was granted 750,000 options to purchase Common shares at a price of $0.40 per share. These options expire on October 3, 2007.

The company filed a Form S-8 on December 27, 2005 for 750,000 options underlying a consulting agreement with Geoffrey Armstrong. Mr. Armstrong exercised 50,000 options in the three month period ending March 31, 2006 and 200,000 options on April 21, 2006. No other options have been exercised through the twelve month period ended September 30, 2006 and 500,000 options remain outstanding until October 3, 2007.

Medical International Technology, Inc. Notes to Consolidated Financial Statements

Outstanding Warrants

On December 7, 2005, the Company completed two rounds of financing.

The first private placement consisted of 2,000,000 Units at a price of $0.25 per unit. Each unit consisted of one Series A Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share and one Series B Warrant for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Both the series A and series B warrants expire on October 27, 2007. The total amount raised from this placement was $500,000 of which the company was obligated to pay an 8% finder fee to a consulting firm. Net proceeds to the company less the $40,000 finder fee were $460,000. The purchaser of this offering was a Canadian entity controlled by a daughter of the individual controlling the consulting firm.

The second private placement was for 1,224,000 Units at a price of $0.25 per Unit. Each unit of this second offering consisted of one Series A Warrant for the purchase of 1,224,000 shares of the Company’s common stock at an exercise Price of $0.75 per share and one Series B Warrant for the purchase of 1,224,000 shares of the Company’s common stock at an exercise price of $1.00 per share. Both the series a and series B warrants expire on November 07, 2007. The total amount raised from this placement was $306,000 of which the company is obligated to pay an 8% finder fee to a consultant. Net proceeds to the company less the $24,480 finder fee were $281,520.

On December 20, 2005, the company sold in a private placement 1,000,000 Units at a price of $0.60 per Unit. Each unit sold in this offering includes one (1) Series A Warrant for a total of 1,000,000 shares of the Company's common stock at an exercise price of $0.75 per share the series A warrant expires on December 19, 2007. The total amount raised from this placement was $600,000 of which the company was obligated to pay a 9% finder fee to 9109-7923 Quebec Inc. Net proceeds to the company less the $54,000 finder fee were $546,000.

Series A - Exercise price of $0.75 for one (1) Common share

2,000,000 expiring October 27, 2007 1,224,000 expiring November 27, 2007 1,000,000 expiring December 19, 2007 Total Outstanding as of September 30, 2006 was 4,224,000

Series B - Exercise price of $1.00 for one (1) Common share

2,000,000 expiring October 27, 2007 1,224,000 expiring November 27, 2007 Total Outstanding as of September 30, 2006 was 3,224,000

Reverse Stock Split

On November 17, 2005, Shareholders approved a 1 for 10 reverse split of the Company’s issued and outstanding stock. On November 21, 2005, the reverse-split became effective and the Company was issued a new trading symbol.

The new trading symbol is MDLH.

Medical International Technology, Inc. Notes to Consolidated Financial Statements

Note 10 - Operating Leases

The Company leases its office under an operating lease that expires in December 31, 2009. Rent expense for the year ended September 30, 2006 is $25,115.

Future minimum lease commitments pertaining to the lease expire as follow:

September 30, 2007	29,525
September 30, 2008	29,525
September 30, 2009	29,525
September 30, 2010	7,380

$ 95,955

Note 11- Loans Payable - Related Parties

On January 31, 2002, Idée International R&D, Inc. a Company wholly owned by a majority shareholder of MIT, sold the Company tooling, machinery, and other property for $146,331. The purchase price, in addition to an outstanding loan of approximately $99,825 due Idée have been combined and are evidenced by a non-recourse promissory note bearing interest at an annual rate of 11.5% . Principal and accrued interest are payable on demand, only after the Company becomes profitable and the repayment of such loan does not impact the Company’s ability to operate and meet its normal obligations.

Note 12 – Customer Deposit

Customer Deposit are amounts received in advance at the time an order is placed. The payments have been recorded as a liability and will be credited to operations as the order is shipped.

Note 13 – Contingencies

The company is engaged in the following Legal Proceedings:

(a) Farimétal Inc. vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC ., court file 500-22-109826-050, for unpaid account to the amount of $13 029.41CDN. Furthermore, the company

INTERNATIONAL MEDICAL TECHNOLOGIES (MIT CANADA) INC. made a counterclaim of $16 875.00 US against the plaintiff. By virtue of a judgment, July 31st, 2006, by the Court of Quebec, the company was condemned to pay the sum of $13 029.41 CDN and the legal interest on this sum. The company concluded an agreement of refund with the other party, and it, after discussion with the lawyer of FarimétalFarimetal Inc. against Medical International Technologies (MIT Canada) Inc.

A judgement was entered against the issuer on the 31st of July 2006, for Cad$ 16,589.20. The parties have agreed to payments of an initial payment of Cad$ 2,132.27 and eight monthly payments of Cad$ 1,807.12 As of September 30, 2006 the remaining balance on this judgement was $ 16,589.20 (b) Outils Diacarb Inc. vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC., court file 500-22-107217-054, for unpaid account to the amount of $17 438.99CDN. Furthermore, the company INTERNATIONAL MEDICAL TECHNOLOGIES (MIT CANADA) INC. made a counterclaim of 16, 875.00 US against the plaintiff. This action was settled by mutual agreement of the parties on August 31, 2006. The settlement was satisfied on September 7, 2006 for a single payment of Cad$ 12,000.

Medical International Technology, Inc. Notes to Consolidated Financial Statements

(c) COMMISSION DES NORMES DU TRAVAIL vs. 9139-2449 QUEBEC INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC., court file 500-22-127766-064, for unpaid social advantages to the amount of $29 904.00 CDN. The plaintiff who is represented by the COMMISSION DES NORMES DU TRAVAIL worked for 9139-2449 QUEBEC INC..

The cause of action arises from a person requesting this amount who was working as a self employed consultant to 9139-2449 Quebec Inc (Scan View).

     (d) MCMILLAN BINCH MENDELSOHN vs. IDÉE INTERNATIONALE R & D, INC. and 3567940 CANADA INC. and 2849674 CANADA INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC., court file 500-22-117377-054, for unpaid account to the amount of 26, 392.00 CDN. The plaintiff was the legal firm where worked a legal adviser who was a shareholder of MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC.. On March 26th, 2007 the parties agreed on agreement out of court for an $8 000.00 total sum. The claim related to consultant services of a former attorney participating on an advisory board. The issuer believes that the law firm was compensate for all outstanding services and is defending the claims.

(e) Alain Deslauriers vs. 9139-2449 QUÉBEC INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, court file 500-22-126153-066, for unpaid accounts to the amount of $52 558.00 CDN. The plaintiff, Alain Deslauriers, was the General Manager of 9139-2449 QUEBEC INC. before he gave his dismissal.The company and Karim Ménassa believe they should not be involved in this dispute because the plaintiff is a shareholder of the company and the dispute is partially about a percieved personal contribution for the proper functioning of the company, it is believed the cause should be rejected by the court

(f) Ratha Yip vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, small claim court file 500-32-104717-071, for unpaid accounts to the amount of $7 000.00 CDN. The plaintiff, Ratha Yip, was the designer for the products of the company. The company believes it should not be involved in this dispute because that the plaintiff did not execute the services for which he was engaged, the cause should be rejected by the court.

Note 14 – Restatement of prior years

Due to change of the year-end of a subsidiary, certain expenses were reported in an incorrect period. The amount of expenses that had to be reported in fiscal 2005 was $ 37,676.

Note 16 - Scanview Acquisiton

On June 11, 2007, the Company completed the acquisition of all the issued and outstanding shares of 9139-2449 Quebec Inc. (dba Scanview) for 2,500,000 common shares of the Company. The Company valued the common share issued at 0.07 per share or $175,000, which represented the adjusted average closing share price for the week prior and week after the closing date. The fair value of the assets acquired by the Company was approximately $322,000, consisting primarily of tax credits receivable, equipment and other intangible assets, and the Company assumed approximately $147,000 in liabilities, consisting of 2 notes payable agreements to a bank and trade accounts payable and other accrued expenses.

Medical International Technology, Inc.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

Medical International Technology, Inc. elected to change from the auditing accountant firm of: Schwartz Levitsky Feldman, LLP 1980 Sherbrooke West, 10th Floor Montreal, Quebec, Canada H3H 1E8
To the auditing accountant firm of: PS Stephenson & Co., P.C. Certified Public Accountants 1609 N. Richmond Rd. Wharton, TX 77488 (principal office)

The Board of Directors of Medical International Technology, Inc. approved the change in accounting firm as of April 12, 2007; dismissing the prior accounting firm and engaging the new accounting firm as of that date.

Medical International Technology, Inc. disclosed the change in certifying accountant on a Report on Form 8-K filed on April 20, 2007 with the Securities and Exchange Commission.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Other Information

None

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	POSITION(S)	TENURE

Karim Menassa	Chairman, President, Director	June 27, 2002 to present
Michel Bayouk	Secretary, Director	June 27, 2002 to present

Mr. Karim Menassa , age 55, serves as the President of Medical International Technology, Inc. Mr. Menassa also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Menassa has developed many state-of-the-art, efficient and reliable devices, and has marketed various medical devices in more than 60 countries. Mr. Menassa obtained a degree in Precision Mechanics Design from the Instituto Salesiano Don Bosco in Cairo, Egypt.

Mr. Michel Bayouk, age 60, serves as the Secretary of Medical International Technology, Inc. Mr. Bayouk also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Bayouk is a Chartered Accountant and has been involved in financial auditing since 1970

Medical International Technology, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2006 were filed.

Code of Ethics

MIT has adopted a code of ethics that applies to its senior officers such as the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.

Medical International Technology, Inc.

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended September 30, 2006, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Compensation Summary

			SUMMARY COMPENSATION TABLE

			Annual Compensation		Award(s)		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Karim Menassa	2006	0	0	49,538	0	0	0	0
President and Director
	2005	0	0	0	18,000	0	0	210,000

Michel Bayouk	2006	0	0	0	0	0	0	0
Secretary and Director
	2005	0	0	0	18,000	0	0	67,000

Notes:

1.	The Company issued 30,000 shares of common stock to Karim Menassa for services rendered during fiscal year 2005; the value of the common stock shares was $18,000.

2.	The Company issued 30,000 shares of common stock to Michel Bayouk for services rendered during fiscal year 2005; the value of the common stock shares was $18,000.

3.	The Company issued 320,000 shares of common stock at a value of $80,000; to 2849674 Canada, Inc. for services rendered during fiscal year 2004; 2849674 Canada, Inc. is 100% owned by Karim Menassa.

4.	The Company issued 520,000 shares of common stock at a value of $130,000; to Idee R&D International, Inc. for services rendered during fiscal year 2005; Idee R&D International, Inc. is 100% owned by Karim Menassa.

5.	The Company issued 68,000 shares of common stock at a value of $17,000 to 9160-4132 Quebec, Inc. for services rendered during fiscal year 2005. 9160-4132 Quebec, Inc. is a company 50% owned by Michel Bayouk.

6.	The Company issued 200,000 shares of common stock at a value of $50,000 to 1065029 Canada Inc. for services rendered during fiscal year 2005. 1065029 Canada Inc. is a company in which Michel Bayouk has an interest.

7.	On February 27, 2006, the company issued 153,400 shares to 2849674 Canada Inc., a company owned as to 100% by Karim Menassa, a director and officer, for a debt conversion of $61,300.

8.	Additionally, on February 27, 2006, the company issued 153,400 shares to 1065029 Canada Inc., a company owned as to 100% by Michel Bayouk, a director, for a debt conversion of $61,300.

As of September 30, 2006, the Company had no group life, health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Medical International Technology, Inc.

Compensation of Directors

There was no compensation paid to any directors of Medical International Technology, Inc. as director’s fees. Employment Agreements No formal employment agreements exist with any officer or employee.

The company paid Mr. Karim Menassa

Long-Term Incentive Plan

The Company has a stock compensation plan under which directors are authorized to grant incentive stock options, to a maximum of one million (1,000,000) of the issued and outstanding shares, to directors, employees and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase Shares. The company filed this plan using Form S-8 on September 28, 2006.

Medical International Technology, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as of September 30, 2006:

Name and Address	Amount and Nature
of Beneficial Holder	of Beneficial Ownership	Percentage

Karim Menassa	6,902,172 shares	38.9%
President, Director
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E7

Michel Bayouk	2,670,060 shares	15.1%
Secretary, Director
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Officers and Directors as a Group	9,572,232 shares	54%

2845351 Canada, Inc.	2,000,000 shares	11.2%
Controlled by Dominique Gendron
300 St. Sacrement, Suite 414,
Montreal, Quebec, Canada H2Y 1X4

Total issued and outstanding as of September 30, 2007 was 17,722,788 shares.

Notes:

1.	Karim Menassa directly holds common shares of Medical International Technology, Inc., indirectly through 2849674 Canada, Inc., which is controlled by Karim Menassa, and indirectly through Idee R&D

International, Inc.’s, which is controlled by Karim Menassa, and also indirectly through 9162-9725 Quebec Inc. witch is also controlled by Karim Menassa

2.	Michel Bayouk directly holds common shares of Medical International Technology, Inc., indirectly through 165029 Canada, Inc., which is controlled by Michel Bayouk, indirectly through 9117-2221 Quebec, Inc., which is 100%, owned by Michel Bayouk, indirectly through Dynagroup Services, Inc., a company in which Michel Bayouk maintains an interest, and also indirectly through 9162-9725 Quebec Inc. which Michel Bayouk maintains an interest.

3.	2845351 Canada, Inc. is 100% beneficially held By Dominique Gendron. 284531 Canada, Inc. holds:

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

Medical International Technology, Inc.

Certain Relationships and Related Transactions

Loans

On January 31, 2002, Idée International R&D, Inc. a Company wholly owned by a majority shareholder of MIT, sold the Company tooling, machinery, and other property for $146,331. The purchase price, in addition to an outstanding loan of approximately $99,825 due Idée have been combined and are evidenced by a non-recourse promissory note bearing interest at an annual rate of 11.5% . Principal and accrued interest are payable on demand, only after the Company becomes profitable and the repayment of such loan does not impact the Company’s ability to operate and meet its normal obligations.

Debt Conversions to Equity

During the year 2006, the Company announced that it has settled $444,600 of management debt through the issuance of 1,594,800 post 10 to one reverse split common shares at a post reverse split price of $0.28 per share. The debt included cash loaned to the company and accrued services.

Group Intercapital Inc.

Group Intercapital Inc is a consulting firm controlled by Claude Gendron, a consultant retained by MIT. The consulting firm is retained at a rate of $20,000 per month for a two year period.

However on October 31, 2006 this agreement was mutually cancelled by the company and Groupe Inter Capital Inc., by signing a release, discharge and transaction document; giving 200,000 free trading common shares to Canadian company controlled by a daughter of .Claude Gendron.

Private Placements

The company engaged in three private offerings during the year ended September 30, 2006.

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

Private Placement #3 was December 21, 2005 where a total of $600,000 was raised. A 9% finder’s fee is due totaling $54,000.00 to 9109-7923 Quebec Inc., controlled by non-affiliated party Scanview Acquisition On December 19, 2005 the Board of MIT adopted a resolution stating that “MIT will acquire all of the issued and outstanding shares of 9139-2449 Quebec Inc operating under the name “Scanview” for 2,500,000 restricted common shares of MIT". No shares were issued and the final terms are pending acceptance by the shareholders of Scanview.

On December 22, 2005 we announced that MIT would proceed with the ScanView acquisition. Scanview is a portable ultrasound technology and manufacturing company in Montreal, Quebec, Canada. Scanview was formed in 2003 to develop, manufacture and market different models of Real Time Ultrasound Scanners, for Animal and Human applications.

On June 11 2007, the Board of Director of MIT signed an agreement with 9162-9725 Quebec Inc a Quebec private company, to purchase all of the issued and outstanding shares of 9139-2449 Quebec Inc. (SCANVIEW) common stock, for a total of 2,500,000 Common shares of MIT. Following the signing of the agreement MIT issued to 9162-9725 Quebec Inc. a total of 2,500,000 Common shares of MIT.

Medical International Technology, Inc.

ScanView was a private Canadian company owned by Karim Menassa, our CEO and Director, owning 55% of Scanview, Michel Bayouk, our CFO and Director, owning 10% of Scanview and three other unrelated shareholders. The transaction was not at arms length and approved by principals common to both companies. At the time of the transaction both companies held nominal assets and nominal sales. Due to the low stock price and illiquidity of MIT common stock at the time of the completed transaction the value of the transaction was substantially reduced from what was originally contemplated in December 2005.

The Company valued the common shares issued at 0.07 per share or $175,000, which represented the adjusted average closing share price for the week prior and week after the closing date. The fair value of the assets acquired by the Company was approximately $322,000, consisting primarily of tax credits receivable, equipment and other intangible assets, and the Company assumed approximately $147,000 in liabilities, consisting of 2 notes payable agreements to a bank and trade accounts payable and other accrued expenses.

Medical International Technology, Inc.

Exhibits and Reports on Form 8-K

The following lists all Reports on Form 8-K filed by the registrant during the fiscal year ending September 30, 2006; and all Reports on Form 8-K filed by the registrant as to the date of filing of this Report on Form 10-KSB:

October 11, 2005; Item 8.01 – Other Events; Press Release
October 20, 2005; Item 8.01 – Other Events; Press Release
November 25, 2005; Item 8.01 – Other Events; Press Release
December 14, 2005; Item 3.02 – Unregistered Sales of Equity Securities
April 20, 2007; Item 4.01 – Changes in Registrant’s Certifying Accountant

Index to Exhibits and Reports

Medical International Technology, Inc. includes by reference the following exhibits:

3.1	Amended and Restated Articles of Incorporation filed with registrant’s annual report on
Form 10-KSB; filed with the Securities and Exchange Commission on January 3, 2006.

3.2	Bylaws of the Corporation filed with registrant’s annual report on Form 10-KSB;
filed with the Securities and Exchange Commission on January 3, 2006.

Medical International Technology, Inc. includes herewith the following exhibits:

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

10.1	Agreement for the purchase of Scanview Inc.
99.1	Audited financial statements of Scanview, Inc. for the year ended March 31, 2007.
99.2	Proforma financial statements of Medical International Technology with Scanview, Inc. for the year ended Sept. 30, 2006 and the nine months ended June 30, 2007.

Medical International Technology, Inc.

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2006 and 2005 were: $15,000 and $12,500, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2006 and 2005 were: $0 and $0, respectively. The nature of the services comprising the fees herein disclosed are: none provided.

(3) Tax Fees

The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2006 and 2005 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2006 and 2005.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2006. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Medical International Technology, Inc.
Registrant

Date: October 30, 2007	By:\s\ Karim Menassa, President

Karim Menassa, President and Principal Executive Officer

Date: October 30, 2007	By:\s\ Michel Bayouk, Secretary

Michel Bayouk, Secretary and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 30, 2007	By:	\s\ Karim Menassa, President

Karim Menassa, President, Director

Date: October 30, 2007	By:	\s\ Michel Bayouk, Secretary

Michel Bayouk, Secretary, Director