Form 10QSB
period 2006-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2007-11-14
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number:     000-31469

Medical International Technology, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1509950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada H4R 2E7
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
Yes ☐                       No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No ☒

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2006:   11,719,137 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

Medical International Technology, Inc.

Medical International Technology, Inc.

Consolidated Balance Sheet

(Unaudited)

(Stated in U.S. Dollars)

	December 31, 2006	September 30, 2006
		(Audited)
ASSETS

Current assets
Cash and cash equivalents	$12,552	$2,920
Accounts receivable	20,357	19,244
Inventories	94,196	78,822
Research credit receivable	63,561	182,630
Prepaid expenses	2,403	5,368

Total Current Assets	193,069	288,984

Property and Equipment
Tooling and machinery	225,175	225,175
Furniture and office equipment	59,372	59,372
Leasehold improvements	22,163	22,163
	306,710	306,710
Less accumulated depreciation	(210,044)	(199,090)
	96,666	107,620
Other Assets
Patents (net accumulated amortization of $562 and $466)	1,448	1,564

Total Assets	$291,183	$398,168

Liabilities and Stockholders’ (Deficit)
Current liabilities
Unearned income	43,426	57,558
Advances payable and accrued expenses	408,060	420,356
Accounts payable – related parties	222,958	221,844

Total Liabilities	674,444	699,758

Stockholders’ (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
none issued and outstanding as of December 31, 2006
Common stock, $0001 par value, 100,000,000 shares authorized;
11,719,137 shares issued and outstanding at December 31, 2006	1,171	1,086
Additional paid-in capital	5,965,189	5,786,600
Retained deficit	(6,350,625)	(6,073,155)
Other comprehensive income (loss)	1,004	16,121

Total Stockholders’ (Deficit)	(383,261)	(301,590)

Total Liabilities and Stockholders’ (Deficit)	$291,183	$398,168

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Consolidated Statement of Operations

(Unaudited)

(Stated in U.S. Dollars)

	Three Month Period Ended
	December 31,
	2006	2005
	(Unaudited)	(Unaudited)

Sales	$47,565	$31,897
Cost of sales	(26,136)	(22,403)

Gross Profit	21,429	9,494

Research and development costs	(30,859	(101,620)
Selling, general and administrative expenses	(262,568)	(362,643)
	(293,427)	(464,263)
Net loss from operations	(271,919)	(454,769)

Other Income (Expense)

Interest income	-	338
Interest expense	(5,472)	(10,685)
	(5,472)	(10,347)
Net loss	$(277,470)	$(465,116)
Basic (loss) per share	$(0.02)	$(0.094)
Basic weighted average shares outstanding	11,719,137	4,975,782

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

(Stated in U.S. Dollars)

	Three Month Period Ended
	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(277,470)	$(465,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,954	10,577
Amortization expense	116	58
Common stock issued for consulting and legal services	163,674	110,576
Common stock issued for debt	-	242,000
(Increase) decrease in Assets
(Increase) decrease in accounts receivable	(1,113)	32,221
Increase (decrease) in advances to related corporations	1,114	(224,319)
(Increase) decrease in inventories	(15,374)	(8,599)
(Increase) decrease in research tax credit receivable	119,069	50,111
(Increase) decrease in prepaid expenses	2,965	-
Increase (decrease) in Liabilities
Increase (decrease) in unearned income	(14,132)	(11,186)
Increase (decrease) in accounts payable and accrued expenses	(12,296)	(380,043)

Net Cash Used In Operating Activities	(22,493)	(643,720)

Cash Flows from Investing Activities
Equipment acquisition	-	(21,128)

Net Cash Used In Investing Activities	-	(21,128)

Cash Flows from Financing Activities
Gross proceeds from private offerings	15,000	1,406,000
Reduction in amounts due to related parties	-	(144,111)
Principal reduction on small business loan	-	(4,545)

Net Cash Provided By Financing Activities	15,000	1,257,344

Effect of exchange rates on cash	2,139	107,249
Net increase in cash and cash equivalents	9,632	699,745
Beginning Balance - Cash and Cash Equivalents	2,920	5,874
Ending Balance - Cash and Cash Equivalents	$12,552	$705,619

Supplemental Information:
Cash Paid For:
Interest expenses	$1,591	$10,685
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Consolidated Statement of Comprehensive Loss

(Unaudited)

(Stated in U.S. Dollars)

		For The Year Ending
	First Quarter Ending	September 30,
	31-Dec-06	2006	2005

Net Loss	$(277,470)	$(1,509,663)	$(772,154)
Other comprehensive income (loss)
Foreign currency translation adjustment		20,203	49,723
Net comprehensive income (loss)	$(277,470)	$(1,489,430	$(722,431)

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Consolidated Statement of Stockholders’ (Deficit)

(Unaudited)

(Stated in U.S. Dollars)

			Additional
	Common Stock		Paid in
	Shares	Amount	Capital	Deficit
Balance – September 30, 2006	10,867,737	$1,086	$5,786,600	$(6,073,155)
Shares issued for services	779,400	78	163,596	-
Shares issued for private placements	72,000	7	14,993	-

Net loss for the period ending December 31, 2006	-	-	-	(277,470)

Balance – December 31, 2006	11,719,137	$1,171	$5,965,189	$(6,350,625)

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B.  Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles.  Reference should be made to the Medical International Technology, Inc. (the "Company") Form 10-KSB for the year ended September 30, 2006, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of December 31, 2006, the Company had an $11,397 reserve for doubtful accounts.

Inventories

Inventories consist of raw materials, work in process, and finished goods.  Inventories of raw materials, work in process and finished goods are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for raw materials.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three-months ended December 31, 2006 and 2005 were $10,954, and $10,293, respectively.

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

Issuances Involving Non-cash Consideration

No issuances of the Company’s stock for non-cash consideration occurred in the three months period ended December 31, 2006

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

Certain amounts in December 31, 2005 have been reclassified to conform to the December 31, 2006 presentation. Such reclassification had no effect on net income as previously reported.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 31, 2006.  The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer.

Note 3 – Intangible Assets

Amortization expense for the three-months ended December 31, 2006 and 2005 were $116, and $58, respectively.

Note 4 – Stock Activity

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

For the 1st quarter ended December 31, 2006, the Company issued 779,400 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $163,596 the market value of the services rendered, which were charged to operations

For the 1st quarter ended December 31, 2006, the Company issued 72,000 shares of its common stock for private placements. The value assigned to these shares totaled $14,993

Note 5 – Related Party Transactions

For the three-months ended December 31, 2006, the Company did not pay any consulting services to both of its officers.

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

Financial Summary

Results of Operations for the Three-Months Ended December 31, 2006

For the three-month period ended December 31, 2006, the Company experienced a net loss of $277,470. Gross profits for the period totaled $21,429 on sales of $47,565. Net loss from operations was $271,919; comprised primarily of selling, general and administrative expenses of $262,568.

For the three-month period ended December 31, 2005, the Company experienced a net loss of $465,116. Gross profits for the period were $9,494 on sales of $31,897. Net loss from operations for the period was $454,769; comprised primarily of selling, general and administrative expenses of $362,643; and research and development costs of $101,620.

Liquidity and Capital Resources

For the three-month period ending December 31, 2006, the Company’s cash position increased $9,632. Net cash used in operating activities was $22,493; financing activities provided $15,000; and the effect of exchange rates on cash provided $2,139.

For the three-month period ending December 31, 2005, the Company’s cash position increased $699,745. Net cash used in operating activities was $643,720; investing activities used $21,128; financing operations, primarily through gross proceeds from private offerings provided $1,257,344; and the effect of exchange rates on cash provided $107,249.

Management Plan of Operations

Medical International Technology, Inc. (“MIT”) is based in Montreal, Canada; specializing in the research, development, marketing and sale of needle-free jet injector products designed for humans and animals, for single and mass injections. Needle-free jet injector technology and products provide advantages over traditional needle injection techniques and products, including; efficiency, handling security, biological waste elimination, and patient stress reduction.

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

MIT is continually researching and developing its products to the market needs and will continue to seek additional funding to expand operations and develop sales revenue to a volume sufficient to sustain operations.

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

Part II.      OTHER INFORMATION

Item 1.      Legal Proceedings

The company is or was engaged in the following Legal Proceedings in Canada:

(a)	Farimetal Inc. against Medical International Technologies (MIT Canada) Inc.
A judgement was entered against the issuer on the 31st of July 2006, for Cad$ 16,589.20. The parties have agreed to payments of an initial payment of Cad$ 2,132.27 and eight monthly payments of Cad$ 1,807.12
As of September 31, 2006 the remaining balance on this judgement was $ 16,589.20

(b)	Outils Diacarb Inc. against Medical International Technologies (MIT Canada) Inc.
This action was settled by mutual agreement of the parties on August 31, 2006. The settlement was satisfied on September 7, 2006 for a single payment of Cad$ 12,000.

(c)	Commission des normes du travail against 9139-2449 Québec Inc. (DBA. ScanView) & Medical International Technologies (MIT Canada) Inc.
Claim is for non payment of wages of Cad $29,904 related to an ex-employee of ScanView. The issuer believes that it will be removed from the case as ScanView has not been acquired by Medical International Technologies (MIT Canada) Inc. The cause of action arises from a person requesting this amount who was working as a consultant to 9139-2449 Quebec Inc (ScanView) and not Medical International Technologies (MIT Canada) Inc.

(d)	McMillan, Binch, Mendelsohn against Idée International R&D, 3567940 Canada Inc, 2849674 Canada Inc & Medical International Technologies (MIT Canada) Inc.
The claim is for Cad$ 26,392.00 related for non payments of services. The claim relates to consultant services of a former attorney participating on an advisory board. The company believes that the law firm was compensate for all outstanding services and is defending the claims.

(e)	Alain Deslauriers against 9139-2449 Quebec Inc, Medical International Technologies (MIT Canada) Inc., and Karim Menassa, as an individual.
Claim is for non payment for services of Cad $52,558 related to the former Chief Executive Officer of ScanView. The company believes that it will be removed from the case as ScanView has not been acquired by Medical International Technologies (MIT Canada) Inc.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

For the 1st quarter ended December 31, 2006, the Company issued 779,400 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $163,596 the market value of the services rendered, which were charged to operations.

For the 1st quarter ended December 31, 2006, the Company issued 72,000 shares of its common stock for private placements. The value assigned to these shares totaled $14,993.

Item 3.     Defaults Upon Senior Securities

    None

Item 4.      Submission of Matters to a Vote of Security Holders

     None for the quarterly period ending December 31, 2006

Item 5.      Other Information

     None

Item 6.      Exhibits and Reports on Form 8-K

The following lists all Reports on Form 8-K filed by the registrant during the quarter ending December 31, 2006; and all Reports on Form 8-K filed by the registrant as to the date of filing of this Report on Form 10-QSB:

April 20, 2007; Item 4.01 – Changes in Registrant’s Certifying Accountant

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Date: July 16, 2007	By:/s/Karim Menassa, President
Karim Menassa, President and Principal Executive Officer

Date: July 16, 2007	By:/s/Michel Bayouk, Secretary
Michel Bayouk, Secretary and Principal Accounting Officer