Form 10QSB
period 2007-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2007-11-14
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐                       No ☒

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2007:   11,982,887 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

Medical International Technology, Inc.

Medical International Technology, Inc.

Consolidated Balance Sheet

(Unaudited)

(Stated in U.S. Dollars)

	March 31, 2007	September 30, 2006
		(Audited)
ASSETS

Current assets
Cash and cash equivalents	$1,782	$2,920
Accounts receivable	20,357	19,244
Inventories	65,078	78,822
Research credit receivable	64,791	182,630
Prepaid expenses	46,018	5,368

Total Current Assets	198,026	288,984

Property and Equipment
Tooling and machinery	225,175	225,175
Furniture and office equipment	59,372	59,372
Leasehold improvements	22,163	22,163
	306,710	306,710
Less accumulated depreciation	(220,998)	(199,090)
	85,712	107,620
Other Assets
Patents (net accumulated amortization of $562 and $466)	1,332	1,564

Total Assets	$285,756	$398,168

Liabilities and Stockholders’ (Deficit)
Current liabilities
Unearned income	90,102	57,558
Advances payable and accrued expenses	403,294	420,356
Accounts payable – related parties	222,958	221,844

Total Liabilities	716,354	699,758

Stockholders’ (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
none issued and outstanding as of March 31, 2007
Common stock, $0001 par value, 100,000,000 shares authorized;
11,982,887 shares issued and outstanding at March 31, 2007	1,197	1,086
Additional paid-in capital	6,025,389	5,786,600
Retained deficit	(6,458,963)	(6,073,155)
Other comprehensive income (loss)	1,779	16,121

Total Stockholders’ (Deficit)	(430,598)	(301,590)

Total Liabilities and Stockholders’ (Deficit)	$285,756	$398,168

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Consolidated Statement of Operations

(Unaudited)

(Stated in U.S. Dollars)

	Three Month Period Ended		Six Month Period Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$60,045	$61,347	$107,610	$93,244
Cost of sales	26,237	31,125	52,373	53,528
Gross Profit	33,808	30,222	55,237	39,716
Research and development costs	27,299	93,925	58,158	195,545
Selling, general and administrative expenses	109,496	474,560	372,064	959,803
	136,795	568,485	430,222	1,155,348
Net loss from operations	(102,987)	(660,863)	(374,985)	(1,115,632)
Other Income (Expense)
Interest income	-	350	-	688
Interest expense	(5,351)	(7,455)	(10,823)	(18,140)
	(5,351)	(7,105)	(10,823)	(17,452)
Net loss	$(108,338)	$(667,968)	$(385,808)	(1,133,084)
Basic (loss) per share	$(0.01)	$(0.09)	$(0.02)	(0.094)
Basic weighted average shares outstanding	11,982,887	7,639,750	11,982,887	7,639,750

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

(Stated in U.S. Dollars)
	Six Month Period Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(385,808)	$(1,133,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,140	22,032
Common stock issued for consulting and legal services	173,796	233,176
Common stock issued for debts	-	241,999
	(189,873)	(637,877
(Increase) decrease in Assets
(Increase) in accounts receivable	(1,113)	35,294
(Increase) decrease in inventories	13,744	(7,198)
(Increase) decrease in research tax credit receivable	117,839	(27,740)
(Increase) decrease in prepaid expenses	(40,650)	(5,141
Increase (decrease) in Liabilities
Increase (decrease) in unearned income	32,544	(7,063)
Increase (decrease) in accounts payable and accrued expenses	(17,062)	(332,369)
Increase in taxes payable	-	4,608

Net Cash Used In Operating Activities	(84,571)	(975,486)

Cash Flows from Investing Activities
Equipment acquisition	-	(22,630)

Net Cash Used In Investing Activities	-	(22,630)

Cash Flows from Financing Activities
Gross proceeds from private offerings	65,000	1,426,005
Reduction in amounts due to related parties	1,114	(54,038)
Principal reduction on small business loan	-	(9,029

Net Cash Provided By Financing Activities	66,114	1,362,938

Effect of exchange rates on cash	(17,319)	(31,346)
Net increase in cash and cash equivalents	(1,138	333,476
Beginning Balance - Cash and Cash Equivalents	2,920	5,874
Ending Balance - Cash and Cash Equivalents	$1,782	$339,350

Supplemental Information:
Cash Paid For:
Interest expenses	$10,823	$18,140
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Consolidated Statement of Comprehensive Loss

(Unaudited)

(Stated in U.S. Dollars)

		For The Year Ending
	First Quarter Ending	September 30,
	31-Mar-07	2006	2005

Net Loss	$(385,808)	$(1,509,663)	$(772,154)
Other comprehensive income (loss)
Foreign currency translation adjustment	-	20,203	49,723
Net comprehensive income (loss)	$(355,808)	$(1,489,430)	$(722,431)

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Consolidated Statement of Stockholders’ (Deficit)

(Unaudited)

(Stated in U.S. Dollars)

			Additional
	Common Stock		Paid in
	Shares	Amount	Capital	Deficit
Balance – September 30, 2006	10,867,737	$1,086	$5,786,600	$(6,073,155)
Shares issued for services	779,400	78	163,596	-
Shares issued for private placements	72,000	7	14,993	-

Net loss for the period ending December 31, 2006	-	-	-	(277,470)

Balance – December 31, 2006	11,719,137	$1,171	$5,965,189	$(6,350,625)
Shares issued for services	63,750	6	10,200	-
Shares issued for private placements	200,000	20	50,000	-

Net loss for the period ending March 31, 2007	-	-	-	(108,338)

Balance – March 31, 2007	11,982,887	$1,197	$6,025,389	$(6,458,963)

The accompanying notes are an integral part of these financial statements.

Medical International Technology, Inc.

Notes to the Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Medical International Technology, Inc. and its subsidiary (collectively referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany balances and transactions have been eliminated.  These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company‘s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended March 31, 2007 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2007.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2007, the Company had an $11,397 reserve for doubtful accounts.

Inventories

Inventories consist of raw materials, work in process, and finished goods.  Inventories of raw materials, work in process and finished goods are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for raw materials.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the six-months ended March 31, 2007 and 2006 were $22,140, and $22,032, respectively.

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

Notes to the Financial Statements

(Unaudited)

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

Certain amounts in March 31, 2006 have been reclassified to conform to the March 31, 2007 presentation. Such reclassification had no effect on net income as previously reported.

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

Note 3 – Intangible Assets

Amortization expense for the three-months ended March 31, 2007 and 2006 were $232, and $232 respectively.

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

For the second quarter ended March 31, 2007, the Company issued 63,750 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $10,200 the market value of the services rendered, which were charged to operations.

For the 1st quarter ended December 31, 2006, the Company issued 72,000 shares of its common stock for private placements. The value assigned to these shares totaled $14,993.

For the second quarter ended March 31, 2007, the Company issued 200,000 shares of its common stock for private placements. The value assigned to these shares totaled $200,000.

Note 5 – Related Party Transactions

For the six-month period ended March 31, 2007, the Company did not pay any consulting services to both of its officers.

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

Financial Summary

Results of Operations for the Six-Months Ended March 31, 2007 and 2006

For the six-month period ended March 31, 2007, the Company experienced a net loss of $385,808. Gross profits for the period totaled $55,237 on sales of $107,610. Net loss from operations was $374,985; comprised primarily of selling, general and administrative expenses of $372,064.

For the six-month period ended March 31, 2006, the Company experienced a net loss of $1,133,084. Gross profits for the period were $39,716 on sales of $93,244. Net loss from operations for the period was $1,115,632; comprised primarily of selling, general and administrative expenses of $959,803; and research and development costs of $195,545.

Results of Operations for the Three-Months Ended March 31, 2007 and 2006

For the three-month period ended March 31, 2007, the Company experienced a net loss of $108,338. Gross profits for the period totaled $33,808 on sales of $60,045. Net loss from operations was $102,987; comprised primarily of selling, general and administrative expenses of $109,496.

For the three-month period ended March 31, 2006, the Company experienced a net loss of $667,968. Gross profits for the period were $30,222 on sales of $61,347. Net loss from operations for the period was $660,863; comprised primarily of selling, general and administrative expenses of $474,560; and research and development costs of $93,925.

Liquidity and Capital Resources

For the three-month period ending March 31, 2007, the Company’s cash position decreased $1,138. Net cash used in operating activities was $84,571; financing activities provided $66,114; and the effect of exchange rates on cash used $17,319.

For the three-month period ending March 31, 2006, the Company’s cash position increased $333,476. Net cash used in operating activities was $975,486; investing activities used $22,630; financing operations, primarily through gross proceeds from private offerings provided $1,362,938; and the effect of exchange rates on cash used $31,346.

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

MIT is continually researching and developing its products to meet the market needs.

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

Medical International Technology, Inc.

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
As of September 31, 2006 the remaining balance on this judgement was $ 16,589.20.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

For the 2nd quarter ended March 31, 2007, the Company issued 63,750 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $10,200 which was based on the market value of the services rendered, which were charged to operations.

For 2nd quarter ended March 31, 2007, the Company issued 200,000 shares of its common stock for private placements. The value assigned to these shares totaled $200,000.

Item 3.                      Defaults Upon Senior Securities

      None

Item 4.                      Submission of Matters to a Vote of Security Holders

       None for the quarterly period ending March 31, 2007

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