Form 10QSB
period 2007-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2007-11-14
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐                       No ☒

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2007: 18,184,197 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

Medical International Technology, Inc.
Quarterly Financial Report

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheet
For the 9-month period ending
June 30, 2007
(Unaudited)

And

Consolidated Statements of Operations
For the 3 and 9-month periods ending
June 30, 2007 and 2006
(Unaudited)

And

Consolidated Statements of Cash Flows
For the 9-month periods ending
June 30, 2007 and 2006
(Unaudited)

And

Consolidated Statements of Comprehensive Loss

And

Consolidated Statement of Stockholders’ Deficit

And

Notes to Unaudited Consolidated Financial Statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	June 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,127	$2,920
Accounts receivable	5,012	19,244
Inventories	140,385	78,822
Research credit receivable	124,354	182,630
Prepaid expenses	60,643	5,368

Total Current Assets	331,521	288,984

Property and Equipment
Tooling and machinery	225,175	225,175
Furniture and office equipment	133,010	59,372
Leasehold improvements	22,163	22,163
	380,348	306,710

Less accumulated depreciation	(231,950)	(199,090)
	148,398	107,620
Other Assets
Patents (net accumulated amortization of $348, $466)	1,216	1,564
Intangible asset	131,382	-

	132,598	1,564

Total Assets	$612,517	$398,168

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	June 30, 2007	September 30, 2006
	(Unaudited)	(Audited)
Liabilities and Stockholders' (Deficit)
Current Liabilities
Unearned income	$89,314	$57,558
Accounts payable and accrued expenses	492,275	420,356
Accounts payable - related parties	321,936	221,844

Total Liabilities	903,525	699,758

Stockholders' (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of June 30, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized;
Issued and outstanding 18,184,197 shares as of June 30, 2007	1,819	1,086

Additional paid-in capital	6,395,446	5,786,600
Retained deficit	(6,672,152)	(6,073,155)
Other comprehensive income (loss)	(16,121)	(16,121)

Total Stockholders' (Deficit)	(291,008)	(301,590)

Total Liabilities and Stockholders' (Deficit)	$612,517	$398,168

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

Consolidated Statements of Operations

	For the Three-Months Ended		For the Nine-Months Ended
	June 30, 2007		June 30, 2007
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$43,020	$99,333	$150,630	$192,574
Cost of sales	5778	48,285	58,151	101,813
Gross profit	37,242	51,048	92,479	90,761

Research and development costs	68,097	60,657	126,255	256,202
Selling, general, and administrative expenses	136,343	89,501	508,407	1,049,304
	204,440	150,158	634,662	1,305,506

Net loss from operations	(167,198)	(99,110)	(542,184)	(1,214,745)

Other Income (Expense)
Interest income	---	---	---	688
Interest expense	(45,991)	(5,873)	(56,813)	(24,013)
	(45,991)	(5,873)	(56,813)	(23,325)
Net Loss	$(213,189)	$(104,983)	$(598,997)	$(1,238,070)

Basic weighted average shares outstanding	18,184,197	7,806,081	18,184,197	7,806,081

Basic (loss) per share	$(0.012)	$(0.013)	$(0.03)	$(0.159)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Flows from Operating Activities
Net Loss	$(598,997)	$(1,238,070)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization expense	33,208	33,760
Common stock issued for consulting and legal services	369,559	237,176
Common stock issued for acquisition of SCANVIEW	175,000
Common stock issued for debts	-	241,999
	(21,230)	(725,135)
Increase (Decrease) in Assets
(Increase) in accounts receivable	14,232	20,641
(Increase) decrease in inventories	(61,563)	(50,916)
(Increase) decrease in research tax credit receivable	58,276	(56,014)
(Increase) decrease in prepaid expenses	(55,275)	(15,649)
Increase (Decrease) in Liabilities
Increase (decrease) in unearned income	31,756	(51,185)
Increase (decrease) in accounts payable and accrued expenses	71,919	(372,479)

Net Cash Used in Operating Activities	38,115	(1,250,737)

Cash Flows from Investing Activities
Equipment acquisition	(73,638	(22,630)
Intangible asset	(131,382)	-

Net cash used in investing activities	(205,020)	(22,630)

Cash Flows from Financing Activities
Gross proceeds from private offering	65,020	1,506,005
Reduction in amounts due to related parties	100,092	(38,373)
Principal reduction on small business loan	-	(13,372)

Net Cash Provided by Financing Activities	165,112	1,454,260

Effect of exchange rates on cash	-	(40,781)

Net Increase in Cash and Cash Equivalents	(1,793)	140,112
Beginning Balance - Cash and Cash Equivalents	2,920	5,874
Ending Balance - Cash and Cash Equivalents	$1,127	145,986

Supplemental Information:
Cash Paid For:
Interest Expenses	$56,812	$24,013

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Third quarter ending	For the year ended
	30-Jun-07	September 30,
	2007	2006	2005
Net loss	$(598,997)	$(1,509,663)	$(772,154)
Other comprehensive income (loss)
Foreign currency translation adjustment	-	20,203	49,723

Net comprehensive income (loss)	$(598,997)	$(1,489,430)	$(722,431)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

			Additional
	Common Stock		Paid in
	Shares	Amount	Capital	Deficit
Balance – September 30, 2006	10,867,737	$1,086	$5,786,600	$(6,073,155)

Shares issued for services	779,400	78	163,596	-
Shares issued private placements	72,000	7	14,993	-
Net loss for the period ended December 31, 2006	-	-	-	(277,470)

Balance –December 31, 2006	11,719,137	$1,171	$5,965,189	$(6,350,625)

Shares issued for services	43,750	6	10,200	-
Shares issued private placements	200,000	20	50,000	-
Net loss for the period ended March 31, 2007	-	-	-	(108,338)

Balance –March 31, 2007	11,962,887	$1,197	$6,025,389	$(6,458,963)

Shares issued for services	3,721,310	372	195,307	-
Shares issued private placements	-	-	-	-
Shares issued acquisition of SCANVIEW	2,500,000	250	174,750	-
Net loss for the period ended June 30, 2007	-	-	-	(213,189)

Balance –June 30, 2007	18,184,197	$1,819	$6,395,446	$(6,672,152)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2007.

Note 2 – Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts and transactions of Medical International Technology, Inc. and its wholly owned subsidiaries, Medical International Technologies (MIT Canada) Inc., 3567940 Canada, Inc., and 9139-2449 Quebec Inc. (dba Scanview).  Intercompany transactions and balances have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2007, the Company had an $11,397 reserve for doubtful accounts.

Inventories

Inventories consist of raw materials; work in process, and finished goods.  Inventories of raw materials, work in process and finished goods are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for raw materials.

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the Nine-months ended June 30, 2007 and 2006 were $33,209, and $, 33,760 respectively.

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

Certain amounts in June 30, 2006 have been reclassified to conform to the June 30, 2007 presentation. Such reclassification had no effect on net income as previously reported.

Income Taxes

The Company recognizes income tax expense based on the liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the income tax effect of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities during the period.  The Company has recorded a valuation allowance, which reflects the estimated amount of deferred tax assets that more likely than not will be realize.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2007.  The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer.

Note 3 - Intangible Assets

Amortization expense for the nine-months ended June 30, 2007 and 2006 were $348, and $ 348 respectively.

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

For the 1st quarter ended December 31, 2006, the Company issued 779,400 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $163,596 the market value of the services rendered, which were charged to operations

For the second quarter ended March 31, 2007, the Company issued 63,750 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $10,200 the market value of the services rendered, which were charged to operations

For the third quarter ended June 30, 2007, the Company issued 3,721,310 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $10,200 the market value of the services rendered, which were charged to operations

For the 1st quarter ended December 31, 2006, the Company issued 72,000 shares of its common stock for private placements. The value assigned to these shares totaled $14,993

For the second quarter ended December 31, 2006, the Company issued 200,000 shares of its common stock for private placements. The value assigned to these shares totaled $200,000

For the third quarter ended June 30, 2007, the Company issued 2,500,000 shares of its common stock for acquisition of SCANVIEW. The value assigned to these shares totaled $175,000.

Note 5 - Related Party Transactions
For the nine-month ended June 30, 2007, the Company did not pay any consulting services to both of its officers.

Note 6 – Acquisiton of Scanview

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

Results of Operations for the Nine-Months ended June 30, 2007 and 2006

For the nine-months ended June 30, 2007, the Company experienced a net loss from operations of $598,996 which was primarily due to research and development costs of $126,255 and selling, general and administrative expenses of $508,407 Gross profits for the period were $92,479.

For the nine-months ended June 30, 2006, the Company’s net loss from operations was $1,238,070, which was primarily due to research and development costs of $256,202 and selling, general and administrative expenses of $1,049,304 Gross profits for this period were $90.761.

For the nine-months ended June 30, 2007, the Company experienced a decrease in sales compared to sales for the same period last year. Sales for the nine-month period ending June 30, 2007 were $150,630 compared to sales of $192,574 for the same period last year. Gross profits for the period ending June 30, 2007 represented 61% of sales, where gross profits for the same period last year represented 47% of sales.

Liquidity and Capital Resources

For the nine-months ended June 30, 2007 the Company’s cash position decreased by $1,793 The Company used $205,020 in its operations and realized $165,112 from financing activities.

For the nine-months ended June 30, 2006 the Company’s cash position increased by $140,112 The Company spent $22,630 in its operations and $1,454,260 in its financing activities. The operations and financing expenditures were offset by $40,781 due to the effect of exchange rates on cash.

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

On December 19, 2005 the Board of MIT adopted a resolution stating «MIT will acquire all of the issued and outstanding shares of 9139-2449 Quebec Inc operating under the name “Scanview” for 2,500,000 restricted common shares of MIT". No shares have been issued and the final terms are pending acceptance by the shareholders of Scanview.

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

For the third quarter ended June 30, 2007, the Company issued 3,721,310 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $195,705 the market value of the services rendered, which were charged to operations.

For the 1st quarter ended December 31, 2006, the Company issued 72,000 shares of its common stock for private placements. The value assigned to these shares totaled $14,993.

For the second quarter ended December 31, 2006, the Company issued 200,000 shares of its common stock for private placements. The value assigned to these shares totaled $200,000.

For the third quarter ended June 30, 2007, the Company issued 2,500,000 shares of its common stock for acquisition of SCANVIEW. The value assigned to these shares totaled $175,000.

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

None

Item 5. Other information

None

Item 6.                      Exhibits and Reports on Form 8-K

The reports on Form 8-K described below were filed during the quarter ended March 31, 2007, covered by this report. No financial statements were filed as a part of these reports.

Date of Report on Form 8-K or 8-K/A                                                                                                Items Reported

NONE

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

Medical International Technology, Inc.

August 30, 2007	By:/s/Karim Menassa, President
Karim Menassa, President and Principal Executive Officer

August 30, 2007	By:/s/Michel Bayouk, Secretary
Michel Bayouk, Secretary and Principal Accounting Officer