Form 10KSB
period 2007-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2007-12-21
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    September 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                   to

Commission file number: 000-31469

Medical International Technology, Inc.

(Exact name of small business issuer as specified in its charter)

1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9
(514) 339-9355
Address of Principal Executive Offices

Colorado	84-1509950
(State of incorporation)	(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $.0001 per share

☐	Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act
During the past 12 months (or for such shorter period that the registrant was required to file such reports, and(2) Has been subject to such filing requirements for the past 90 days.

☐
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
☐ YES ☒ NO

Issuer's revenues for its most recent fiscal year: $338,526.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2007 is $75,527 (computed by reference to the bid/ask price of $0.0262 on August 24, 2007).

The number of shares outstanding of the Registrant's common stock as of September 30, 2007 was 27,058,663.

Transitional Small Business Disclosure Format: ☐YES ☒ NO

Medical International Technology, Inc.

Table of Contents

Description of Business	3

Description of Property	9

Legal Proceedings	10

Submission of Matters to a Vote of Security Holders	10

Market for Common Equity and Related Stockholder Matters	11

Recent Sales of Unregistered Securities	12

Equity Compensation Plan Information	13

Management's Discussion and Analysis or Plan of Operations	14

Financial Statements	17

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure	35

Controls and Procedures	35

Other Information	35

Directors, Executive Officers, Promoters and Control Persons	35

Section 16(a) Beneficial Ownership Reporting Compliance	36

Code of Ethics	36

Executive Compensation	37

Security Ownership of Certain Beneficial Owners and Management	39

Certain Relationships and Related Transactions	40

Exhibits and Reports on Form 8-K	40

Index to Exhibits and Reports	40

Principal Accountant Fees and Services	41

Signatures	42

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

General

Medical International Technology, Inc. was incorporated in the State of Colorado on July 19, 1999.  The company has three wholly-owned subsidiaries, Medical International Technologies Canada, Inc. (MIT Canada), a Canadian company, acquired in June of 2002, 3567940 Canada inc. a Canadian company, acquired in June of 2002 and ScanView, a Canadian company, acquired in June of 2007.

Medical International Technology, Inc. has authorized 100,000,000 shares of common stock, par value $.0001 and 3,000,000 shares of preferred stock, par value $.0001. Medical International Technology, Inc.'s common stock is traded on the NASD's Over-The-Counter Pink Sheets under the symbol "MDLH.PK".

The Company has a September 30th fiscal year end.

Description of Business

Medical International Technology, Inc.(MIT) is based in Montreal, Canada; specializing in the research, development, marketing and sale of needle-free jet injector products designed for humans and animals, for single and mass injections. Needle-free jet injector technology and products provide advantages over traditional needle injection techniques and products, including; efficiency, handling security, biological waste elimination, and patient stress reduction.

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

MIT Needle-free Jet injector Segment

The benefits of needle-free injection compared to needle injection, in particular with respect to the features of Medical International Technology products, can be summarized as follows:

(1)	Less tissue damage and less painful;
(2)	Simple, fast and effective;
(3)	Precise, reliable and safe;
(4)	Good absorption of liquids;

Medical International Technology, Inc.

(5)	Prevents stress from traditional needle syringes and infections from contaminated needles;
(6)	Friendly to the environment (No biological waste);
(7)	Affordable and economical; and
(8)	Efficient use of medication used.

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

According to the International Sharps Injury Prevention Society (http://www.isips.org), it has been estimated that a contaminated sharp point accidentally sticks one out of every seven workers each and every year. The Center for Disease Control (CDC: http://www.cdc.gov/niosh/2000-108.html#5) estimates that there are 600,000 to 800,000 needle stick injuries per year in the U.S. alone, and many are not reported. More than 20 types of infectious agents have been transmitted through needlesticks, including hepatitis B and C, tuberculosis, syphilis, malaria, herpes, diphtheria, gonorrhea, typhus and Rocky Mountain spotted fever. The MED-JET will eliminate this risk to our health care professionals and create a safer workplace. Other advantages include its light weight (0.5 kg) and an excellent medication absorption rate. Additionally, the system has the ability to increase or decrease the volume and pressure of injection. This technology is unique to MIT’s MED-JET MBX Injector. The system is designed to allow for the injection of up to 600 individuals an hour.

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

MIT’s MED-JET ® MBX injector is expected to reduce patient’s pain and discomfort in these sensitive areas of the body that is caused by traditional needle injections. In addition, MIT’s needle free injector results in a less severe puncture since it has a volume of 0.02cc. Up-to. 3cc. It is important to be able to increase or decrease the volume and pressure of injection, based on the comfort level of the patient. This technology is unique to MIT’s MED-JET MBX Injector.

Hyperhydrosis is the medical term for excessive sweating. Millions of people worldwide suffer from this condition. In a recent survey (J Am Acad Dermato 2004:51(2): 241-258), an estimated 2.8% of the U.S. populations is affected by some form of this condition, with about a third of them describing their excessive sweating as barely tolerable or worse. The FDA approved BOTOX injections in July 2004 to treat severe Hyperhydrosis. Phase III clinical studies supporting the FDA approval show that 80% of patients experienced a 50% decrease in sweat production (source: Allergan, Inc. July 20, 2004 press release)

We previously announced that the Med Jet(r) Needle Free MBX Model Injector and its advantages in the treatment of palmar hyperhidrosis had been featured in the June 2005 edition of the Journal of the American Academy of Dermatology (JAAD). The article is titled: ''Use of needle-free anesthesia in the treatment of palmar hyperhidrosis with botulinum “A toxin.'' The Journal is dedicated to the clinical and continuing education needs of the entire dermatologist community and is internationally known as the leading journal in the field. The Journal ranks in the top 4.3% of the 5,684 scientific journals most frequently cited (2000 Science Citation Index).

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

Australian Wool Innovation Limited (AWI) is in the final stage of negotiation with a Pharmaceutical partner for the production and Distribution of the various compounds that will be used with MIT Agro-jet.MIT is expecting to negotiate with the Pharmaceutical partner and sign a Supply agreement as soon as the agreement between AWI and the Pharmaceutical Company is signed and sealed.

Mulesing is the cutting of the skin around the breech (backside) of a lamb to prevent wool growth. This reduces the risk of breech fly strike caused by a very aggressive Australian sheep blowfly Lucila cuprina. Without mulesing, blowfly, flesh eating maggots create painful wounds, causing the sheep considerable pain and, in many cases, death. Over 10 million sheep go through this procedure every year.

Australian Wool Innovation Limited (AWI) is a fully independent public company. Their mission is to drive research, development and innovation that will increase the long-term profitability of Australian woolgrowers. The need to find alternatives to overcome long-standing animal health issues, such as blowfly strike, is an investment priority for the AWI.

Medical International Technology, Inc.

Scan View; Ultra Sound Segment

On December 19, 2005 the Board of MIT adopted a resolution stating “MIT will acquire all of the issued and outstanding shares of 9139-2449 Quebec Inc operating under the name “Scanview” for 2,500,000 restricted common shares of MIT".

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

The “SCANVIEW I” and “SCANVIEW 100-S” and “SCANVIEW 100-SBF” are battery operated and power supplied, using state of the art and, latest microelectronics components. The Scanners have a built-in 5-inch, LCD Colour monitor, and an integrated PC base video processor, which allows images and Cine-loop to be transferred to a PC, reproduced and printed at any time.

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

Scanview is believes that it has surpassed its competition with its “SCANVIEW I”, “SCANVIEW 100-S” and“SCANVIEW 100-SBF” by having higher performance and better ergonomic design.

Marketing

Scanview will expand its distribution network for our products. As discussed, we will serve two major markets - both human and veterinary medicine. As each market requires a different approach and has specific individual needs, the marketing strategy developed for each of these markets is based on SCANVIEW INC. Marketing management experience and market feedback.

The foundation of our marketing strategy is based on customer training. Therefore, each step of our sales and promotional program is geared toward the specific needs that have been identified for each target market. The objective is to carefully choose local, influential, successful distributors in selected territories and optimize market awareness in order to achieve maximum sales results.

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

Description of Property

Medical International Technology, Inc. moved offices on October 1, 2006, and currently leases its office under an operating lease that expires October 31, 2009. These offices are a 5,200 square foot industrial facility in Montreal Canada. Facilities include various machine tools and test systems for prototyping and light production. The annual lease expense for the facilities for the year ending September 30, 2007 was $29,000. The current lease rate is $29,000.

Legal Proceedings

The company is or was engaged in the following Legal Proceedings:

(a) Farimétal Inc. vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC., court file 500-22-109826-050, for unpaid account to the amount of $13 029.41CDN. Furthermore, the company INTERNATIONAL MEDICAL TECHNOLOGIES (MIT CANADA) INC. made a counterclaim of $16 875.00 US against the plaintiff. By virtue of a judgment, July 31st, 2006, by the Court of Quebec, the company was condemned to pay the sum of $13 029.41 CDN and the legal interest on this sum. The company concluded an agreement of refund with the other party, and it, after discussion with the lawyer of Farimetal Inc. against Medical International Technologies (MIT Canada) Inc. A judgment was entered against the issuer on the 31st of July 2006, for Cad$ 16,589.20. The parties have agreed to payments of an initial payment of Cad$ 2,132.27 and eight monthly payments of Cad$ 1,807.12 As of September 31, 2006 the remaining balance on this judgement was $ 16,589.20

(b) Outils Diacarb Inc. vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC., court files 500-22-107217-054, for unpaid account to the amount of $17,438.99CDN. Furthermore, the company INTERNATIONAL MEDICAL TECHNOLOGIES (MIT CANADA) INC. made a counterclaim of 16, 875.00 US against the plaintiff. This action was settled by mutual agreement of the parties on August 31, 2006. The settlement was satisfied on September 7, 2006 for a single payment of Cad$ 12,000.

(C) COMMISSION DES NORMES DU TRAVAIL vs. 9139-2449 QUEBEC INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC., court file 500-22-127766-064, for unpaid social advantages to the amount of $29 904.00 CDN. The plaintiff who is represented by the COMMISSION DES NORMES DU TRAVAIL worked for 9139-2449 QUEBEC INC. The cause of action arises from a person requesting this amount who was working as a self-employed consultant to 9139-2449 Quebec Inc (Scan View).

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

(e) Alain Deslauriers vs. 9139-2449 QUÉBEC INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, court file 500-22-126153-066, for unpaid accounts to the amount of $52 558.00 CDN. The plaintiff, Alain Deslauriers, was the General Manager of 9139-2449 QUEBEC INC. before he gave his dismissal. The company and Karim Ménassa believe they should not be involved in this dispute because the plaintiff is a shareholder of the company and the dispute is partially about a perceived personal contribution for the proper functioning of the company, it is believed the cause should be rejected by the court.

(f) Ratha Yip vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, small claim court file 500-32-104717-071, for unpaid accounts to the amount of $7 000.00 CDN. The plaintiff, Ratha Yip, was the designer for the products of the company. The company believes it should not be involved in this dispute because that the plaintiff did not execute the services for which he was engaged, the court should reject the cause.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of the year ending September 30, 2007.

Medical International Technology, Inc.

Market for Common Equity and Related Stockholder Matters

Market Information

Medical International Technology, Inc. common stock is currently listed on Pink Sheets under the symbol “MDLH.PK” and was formerly listed on the NASD Over-The-Counter Bulletin Board under the symbol “MDLH”, and prior to November 21, 2005 "MDIR". The quotations provided are for the over the counter market which reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The prices included below have been obtained from sources believed to be reliable and have been adjusted historically to reflect the reverse split of 10 to 1 which occurred on November 21, 2005:

Date	High	Low
September 2007	$0.08	$0.02
June 2007	0.08	0.05
March 2007	0.10	0.05
December 2006	0.30	0.15
September 2006	0.66	0.51
June 2006	0.61	0.45
March 2006	1.55	1.19
December 2005	1.10	0.70
November 21, 2005	1: 10 Stock Split
September 2005	0.50	0.40
June 2005	0.60	0.40

Holders

Medical International Technology had 27,058,663 shares of common stock issued and outstanding as of September 30, 2007, which were held by approximately 63 shareholders and an undetermined number of shareholders holding common shares in street name (CEDE&CO).

Options

The company has the following option agreements outstanding as of September 30, 2007:

Geoffrey Armstrong - Consultant
Options exercisable to purchase 750,000 common shares at an exercise price of forty cents ($0.40) per share during the period from October 3, 2005, through October 3, 2007. In the three-month period ending March 31, 2006, the Company issued 50,000 common shares to Geoffrey Armstrong for consulting services. On April 21, 2006, the Company issued 200,000 shares to Geoffrey Armstrong for consulting services.

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

Preferred Stock

As of September 30, 2007 there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval

Recent Sales of Unregistered Securities

The following unregistered securities were issued and are disclosed for the fiscal 2007 period:

On February 27, 2006, the company issued 153,400 shares to 2849674 Canada Inc., a company owned as to 100% by Karim Menassa, a director and officer, for a debt conversion of $61,300.

Additionally, on February 27, 2006, the company issued 153,400 shares to 1065029 Canada Inc., a company owned as to 100% by Michel Bayouk, a director, for a debt conversion of $61,300.

Pursuant to an options agreement with Mr. Geoffrey Armstrong – Consultant; in the three-month period ending March 31, 2006, the Company issued 50,000 common shares to Geoffrey Armstrong for consulting services. On April 21, 2006, the Company issued 200,000 shares to Geoffrey Armstrong for consulting services.

The following unregistered securities were issued during the year ended September 30, 2007:

On April 27, 2007 the Company issued 761,904 restricted common shares at a price of $0.0525 per share, the closing price of the Company’s common stock on the date of issuance, to Idee International R & D Inc., a company owned 100% by 2849674 Canada Inc. for a debt conversion of $40,000. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

On April 27, 2007 the Company issued 1,523,809 restricted common shares at a price of $0.0525 per share, the closing price of the Company’s common stock on the date of issuance, to 2849674 Canada Inc. for a debt conversion of $40,000. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

Medical International Technology, Inc.

On April 27, 2007 the Company issued 1,391,047 restricted common shares at a price of $0.0525 per share, the closing price of the Company’s common stock on the date of issuance, to 9117-2221 Quebec Inc., for a debt conversion of $32,000. Michel Bayouk, our Financial Officer and Director control the entity 9117-2221 Quebec Inc.

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

On July 17, 2007 the Company issued 3,416,667 restricted common shares at a price of $0.06 per share, the closing price of the Company’s common stock on the date of issuance, to Idee International R & D Inc., a company owned 100% by 2849674 Canada Inc. for a debt conversion of $205,000. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

On July 17, 2007 the Company issued 1,733,333 restricted common shares at a price of $0.06 per share, the closing price of the Company’s common stock on the date of issuance, to 2849674 Canada Inc. for a debt conversion of $104,000. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

On August 20, 2007 the Company issued 841,750 restricted common shares at a price of $0.03 per share, the closing price of the Company’s common stock on the date of issuance, to Maurice Menassa for services rendered of US$ 25,252.50.

On August 24, 2007 the Company issued 1,747,684 restricted common shares at a price of $ 0.0262 per share to 2849674 Canada Inc. for services rendered of US$ 45,789.33. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

On August 24, 2007 the Company issued 503,926 restricted common shares at a price of $ 0.0262 per share to IDEE INT’L R&D Inc. for a debt conversion of US$ 13,202.88. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

On August 24, 2007 the Company issued 631,106 restricted common shares at a price of $ 0.0262 per share to 2849674 Canada Inc. for services rendered of US$ 16,535.00. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

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

Medical International Technology, Inc.

The following table provides information as of September 30, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	shown in first column)
Equity compensation plans
approved by shareholders (1)(2)	0	$0.00	0
Equity compensation plans	0	$0.00	321,700
not approved by shareholders (1)(3)
Total	0	$0.00	321,700

(1) Consists of shares of our common stock issued or remaining available for issuance under our stock compensation plan.

(2) Approved by shareholders of Medical International Technology, Inc.

(3) The total common stock issued from the maximum 1,000,000 shares authorized under the stock compensation plan as of September 30, 2007 was 678,300 shares.

Dividend Policy

Medical International Technology, Inc. has not paid a cash dividend on its common stock in the past 12 months. The company does not anticipate paying any cash dividends on its common stock in the next 12-month period.  Management anticipates that earnings, if any, will be retained to fund the company's working capital needs and the expansion of its business.  The payment of any dividends is at the discretion of the Board of Directors.

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

Financial Condition and Results of Operations

During the fiscal year ending September 30, 2007 the Company experienced a net loss of $898,376, primarily comprised of selling, general and administrative expenses of $830,363 and research and development costs of $134,294. For the prior fiscal year 2006 the Company experienced a net loss of $1,509,633 where selling, general and administrative expenses totaled $1,125,042. And research and development costs were $442,916.

Net comprehensive loss, after adjustment for foreign currency translation, for fiscal year 2007 was $730,952.

Medical International Technology, Inc.

For the twelve-months ended September 30, 2007 the Company experienced an increase in sales of $68,074 compared to sales for the same period last year. Gross profit for the twelve-months ended September 30, 2007 was $216,652 or approximately 18% of sales as compared to a decrease of 24% for the same period last year.

Costs of sales continue to be increased by the need to customize many of the items ordered to fit the particular needs of clients utilizing our products in new applications.

Liquidity and Capital Resources

During the fiscal year ending September 30, 2007 the Company’s cash position increased by $184,616. Net cash used in operating activities was $115,573; $190,287 was gained from financing activities; the effect of exchange rates on cash was an increase of $183,544.

The Company has reported a net liability position of $652,757 and has accumulated operation losses since inception of $6,971,531.which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

Medical International Technology, Inc. expects that revenues from existing and developing sales may not meet its liquidity requirements for the next 12-month period at its current level of operations. The company has been dependent on advances from related parties to maintain operations. There are no agreements, assurances or commitments to continue providing these advances. The company continues to rely on management to develop the business and work to develop sales. Management has and may continue to supplement cash flows from sales with additional equity and debt financing. Substantially, expanded operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate.

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

Medical International Technology, Inc.

Financial Statements

Contents

Page
Report of Independent Registered Public Accounting Firm	18
Financial Statements
Consolidated Balance Sheet	19 - 20
Consolidated Statements of Operations	21
Consolidated Statements of Comprehensive Loss	22
Consolidated Statement of Stockholders’ (Deficit)	23
Consolidated Statements of Cash Flows	24
Notes to Consolidated Financial Statements	25 - 34

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Medical International Technology, Inc.

We have audited the accompanying consolidated balance sheet of Medical International Technology, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Medical International Technology, Inc. and subsidiary as of September 30, 2005, were audited by other auditors whose report dated November 28, 2005, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 2 to the financial statements.

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

In our opinion, the 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. and subsidiary as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PS STEPHENSON & CO., P.C.

Wharton, Texas
 December 3, 2007

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
Assets

Current assets
Cash and cash equivalents	$187,536	$2,920
Accounts receivable	6,937	19,244
Inventories	194,826	78,822
Research credit receivable	127,718	182,630
Prepaid expenses	2,764	5,368

Total Current Assets	519,781	288,984

Property and Equipment
Tooling and machinery	225,175	225,175
Furniture and office equipment	133,014	59,372
Leasehold improvements	22,163	22,163
	380,352	306,710
Less accumulated depreciation	(245,536)	(199,090)

	134,816	107,620

Other Assets
Patents (net of accumulated amortization of $932 and $466)	1,098	1,564

Total Assets	$655,695	$398,168

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
Liabilities and Stockholder's Equity (Deficit)

Current Liabilities
Unearned income	$7,494	$57,558
Accounts payable and accrued expenses	298,152	420,356
Loans payable – related parties	49,696	221,844
Current portion of long-term debts	283,154	-
	638,496	699,758
Long-Term Debts	14,261	-

Total Liabilities	652,757	699,758

Stockholder's Equity (Deficit)
Preferred Stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding shares as of September 30, 2007

Common Stock, $.0001 par value; 100,000,000 shares authorized;
Issued and outstanding 27,058,663 shares as of September 30, 2007	2,706	1,086

Additional paid-in capital	6,804,339	5,786,600
Deficit	(6,971,531)	(6,073,155)
Other comprehensive income (loss)	167,424	(16,121)

Total Stockholder's Equity (Deficit)	2,938	(301,590)

Total Liabilities and Stockholder's Equity (Deficit)	$655,695	$398,168

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended September 30,
	2007	2006		2005

Sales	$338,526		$270,452	$354,343
Cost of sales	121,874		181,599	320,429
Gross profit	216,652		88,853	33,914

Research and development costs	134,294		442,916	241,284
Selling, general, and administrative expenses	830,363		1,125,042	517,146
	964,657		1,567,958	758,430

Loss from operations	(748,005)		(1,479,105)	(724,516)

Other income (expense)
Impairment charge of goodwill	(131,382)		-	-
Interest income	6,474		728	291
Interest expense	(25,463)		(31,256)	(47,929)
Total other income (expense)	(150,371		(30,528	(47,638)

Net loss	$(898,376)		$(1,509,633)	$(722,154)

Basic (Loss) Per Share	$(0.03)	$	(0.14)	$(0.17)

Basic weighted average shares outstanding	27,058,663		10,867,737	4,621,762

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended
	September 30,
	2007		2006		2005

Net loss	$	(898,376)	$	(1,509,633)	$	(772,154)
Other comprehensive income (loss)
Foreign currency translation adjustment)		167,424		20,203		49,723

Net comprehensive loss	$	(730,952)	$	(1,489.43)	$	(722,431)

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional
	Common Stock		Paid-in
	Shares*	Amount	Capital	Deficit
Balance - September 30, 2004	4,583,301	$458	$3,825,917	$(3,791,368)

Shares issued for debts	-	-	-	-
Shares issued for services	161,124	16	94,594	-
Net loss for the year ended September 30, 2005	-	-	-	(772,154)

Balance- September 30, 2005	4,744,425	$474	$3,920,512	$(4,563,522)

Shares issued for debts	1,594,800	160	445,020	-
Shares issued for services	54,512	5	33,995	-
Shares issued for private placement	4,224,000	422	1,287,098	-
Shares issued for option exercise	250,000	25	99,975	-
Net loss for the year ended September 30, 2006	-	-	-	(1,509,633)

Balance- September 30, 2006	10,867,737	$1,086	$5,786,600	$(6,073,155)

Shares issued for debts	3,920,593	392	217,811	-
Shares issued for services	9,498,333	951	560,185	-
Shares issued for private placement	272,000	27	64,993	-
Shares issued for acquisition of Scanview	2,500,000	250	174,750
Net loss for the year ended September 30, 2007	-	-	-	(898,376)

Balance- September 30, 2007	27,058,663	$2,706	$6,804,339	$(6,971,531)

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	September 30,
	2007	2006	2005

Cash Flows from Operating Activities
Net Loss	$(898,376)	$(1,509,633)	$(772,154)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	46,446	40,798	41,170
Amortization expense	466	233	233
Common stock issued for debts and legal services	779,340	578,990	94,611
Common stock issued for acquisition of Scanview	175,000	-	-
(Increase) Decrease in Assets
Decrease (Increase) in accounts receivable	12,307	16,050	(35,294)
(Increase) Decrease in research credit receivable	54,912	12,282	(78,948)
Decrease (Increase) in inventories	(116,004)	18,601	113,154
Decrease of receivable from taxing authorities	-	-	-
Decrease (Increase) in prepaid expenses	2,604	(5,368)	-
Increase (Decrease) in Liabilities
(Decrease) Increase in Customer Deposit	(50,064)	(58,979)	38,192
(Decrease) Increase in accounts payable and accrued expenses	(122,204)	(225,764)	475,327
Net cash used in operating activities	(115,573)	(1,132,790)	(123,709)

Equipment acquisition	-	(21,127)	-
Tooling and machinery	(73,642)	-	-
Net cash used in investing activities	(73,642)	(21,127)	-

Gross proceeds from private offering	65,020	1,287,098	-
Advances from related parties	-	-	88,235
Reduction in amounts due to related parties	(221,844)	(139,854)	-
Small business loans	347,111	(16,484)	(15,238)
Net cash provided by financing activities	190,287	1,130,760	72,997
	183,544	20,203	49,723
	184,616	(2,954)	(989)
	2,920	5,874	6,863
	$187,536	$2,920	5,874

Cash Paid For:
Interest	$25,463	$31,256	$47,929
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Business Activities and Related Risks

Medical International Technology, Inc. (the "Company") was incorporated in Coloradoon July 19, 1999, under the name, Posterally.com, Inc. The Company filed an amendment to its articles of incorporation on September 24, 2002 changing its name to Medical International Technology, Inc.

The Company is in the business of developing and manufacturing a needle free device for use in injecting medicine and supplements for human and animal use.

Note 2 – Summary of Significant Accounting Policies

Principles of consolidation

The accompanying financial statements include the accounts and transactions of Medical International Technology, Inc. and its wholly owned subsidiaries, Medical International Technologies (MIT Canada) Inc. and 9139-2449 Quebec Inc. (dba Scanview), which was acquired by the Company on June 11, 2007 (Note 6).  Accordingly, the accompanying financial statements only include the results of operations of Scanview since June 11, 2007.  Intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translations

The Company operates out of its offices in Montreal, Canadaand maintains its books and records in Canadian Dollars. The financial statements herein have been converted into U.S. Dollars. Balance sheet accounts, other than property and equipment, have been translated at exchange rates in effect at the end of the year.  Property and equipment is converted at the exchange rate in effect at the date of purchase.  Income statement accounts have been translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity.

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2007 and 2006, the Company recorded $11,397 as a reserve for doubtful accounts.

Inventories

Inventories consist of raw materials, work in process, and finished goods.  Inventories of raw materials, work in process and finished goods are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for raw materials.

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the year ended September 30, 2007 and 2006 were $46,446 and $40,798, respectively.

Intangible assets

Patents are being amortized over their remaining lives ranging from 8.5 years through 16 years.

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

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2007.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Revenue Recognition

The Company recognizes revenue when the related product is shipped to the respective customer provided that: title and risk of loss have passed to the customer; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

Research and Development

Research and development expenditures are charged to operations as incurred.

Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and is written down when impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” For goodwill, the Company performs a two-step impairment test. In the first step, the Company compares the fair value of the reporting unit to the carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company performs the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference.

Based on the impairment tests performed, the Company recorded impairment charges for goodwill of $131,382 in fiscal 2007, related to the purchase of Scanview (Note 6). Purchased intangible assets other than goodwill are amortized over their useful lives.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which establishes a framework for measuring fair value and enhance disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. The Company is currently evaluating the impact SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations.

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009

Note 3 – Inventories

   Inventories at September 30, 2007 and 2006 consist of the following:

	2007	2006

Raw materials	$159,698	$46,449
Work in process	21,752	20,243
Finished goods	13,376	12,130

Total	$194,826	$78,822

Note 4 – Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations. Research and development expenses are as follows:

	2007	2006

R&D Costs	$163,712	$505,806
Less Credit	(29,418)	(62,890)
	$134,294	$442,916

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Intangible Assets

As of September 30, 2007 the Company has net intangible assets totaling $1,098. Amortization expenses for the year ended September 30, 2007 and 2006 were $466 and $466, respectively. Intangible assets consist of the following:

Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)
Patents	$2,030	$932	$1,098	8.5 through 16

Note 6 – Scanview Acquisition

On June 11, 2007, the Company completed the acquisition of all the issued and outstanding shares of 9139-2449 Quebec Inc. (dba Scanview), a related party, for 2,500,000 common shares of the Company.   ScanView was a private Canadian company owned 55% by the Company’s CEO, 10% by the Company’s CFO and three other unrelated shareholders.  ScanView has a unique, portable and battery operated ultrasound diagnostic medical devices, using a variety of probes for pathological and physiological evaluation of organs such as the heart, kidneys, liver, thyroid, uterus and ovaries. They serve equally well to detect kidney stones, diagnose pregnancy, visualize follicle development and carry out all other normal ultrasound diagnostic procedures.

The Company valued the common share issued at 0.07 per share or $175,000, which represented the adjusted average closing share price for the week prior and week after the closing date.  The fair value of the assets acquired by the Company was approximately $321,603, consisting of cash of $819, tax credits receivable of $48,429, inventory of $67,334, equipment of $73,639 and goodwill of $131,382, and the Company assumed approximately $146,603 in liabilities, consisting of 2 notes payable agreements to a bank aggregating $52,564 (Note 12) and trade accounts payable and other accrued expenses aggregating $94,039.

During the fourth quarter of 2007, the Company determined, based on impairment testing performed, that the recorded amount of goodwill of $131,382 from the Scanview purchase was impaired.  Accordingly, the Company charged off $131,382 as impairment charges of goodwill.

Note 7 – Related Party Transactions

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are non-interest bearing and due upon demand. In addition, the Company has advanced funds to other corporations owned by shareholders. These loans are also non-interest bearing and due upon demand.

Note 8 - Income Taxes

The company has operating losses of $7,122,729, which can be used to reduce future taxable income. The potential tax benefits relating to the losses have not been recognized in the company’s accounts. The deductibility of these losses expires between 2009 and 2012.

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stockholders' Equity (Deficit)

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

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2007, the Company issued an aggregate of 16,192,546 shares of its common stock for acquisition, consulting and legal services, debts and private placements. The value assigned to these shares at the market value, aggregated $1,170,558 and is more fully described below.

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

For the fourth quarter ended September 30, 2007, the Company issued 4,954,368 shares of its common stock for consulting and legal services. The value assigned to these shares totaled $267,488 the market value of the services rendered, which were charged to operations.

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

For the fourth quarter ended September 30, 2007, the Company issued 3,920,985 shares of its common stock for debts. The value assigned to these shares totaled $293,490.

Preferred Stock

As of September 30, 2007, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

Effective October 1, 2006 the company entered into a Consulting services Agreement with Geoffrey Armstrong engaging him as an administrative manager for the company. As part of the agreed compensation Mr. Armstrong was granted 750,000 options to purchase Common shares at a price of $0.40 per share. These options expire on October 3, 2007.

The company filed a Form S-8 on December 27, 2005 for 750,000 options underlying a consulting agreement with Geoffrey Armstrong. Mr. Armstrong exercised 50,000 options in the three-month period ending March 31, 2006 and 200,000 options on April 21, 2006. No other options have been exercised through the twelve-month period ended September 30, 2006 and 500,000 options remain outstanding until October 3, 2007.

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Series A - Exercise price of $0.75 for one (1) Common share

2,000,000 expiring October 27, 2007
1,224,000 expiring November 27, 2007
1,000,000 expiring December 19, 2007

Total Outstanding as of September 30, 2007 was 4,224,000

Series B - Exercise price of $1.00 for one (1) Common share

2,000,000 expiring October 27, 2007
1,224,000 expiring November 27, 2007

Total Outstanding as of September 30, 2007 was 3,224,000

Note 10 - Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2009. Rent expense for the year ended September 30, 2007 is $29,525.

Future minimum lease commitments pertaining to the lease expire as follow:

September 30, 2008	29,525
September 30, 2009	29,525
September 30, 2010	7,380

$66,430

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Customer Deposit

Customer Deposit is amounts received in advance at the time an order is placed. The payments have been recorded as a liability and will be credited to operations as the order is shipped.

Note 12 – Notes Payable

Long-term debt consists of the following at September 30, 2007 and 2006:

	2007	2006

Note payable to a bank, bearing interest at prime plus 2.5%
secured by equipment, due July 21, 2010.	$22,040	$-

Note payable to a bank, bearing interest at prime plus 3%
secured by equipment, due August 28, 2008	25,375	-

Note payable to an individual, unsecured and due on demand	250,000	-

	$297,415	$-

Current portion of long-term debt	283,154	-

Long-term debt	$14,261	$-

Scheduled maturities of long-term debt are as follows:
September 30, 2008	283,154
September 30, 2009	7,779
September 30, 2010	6,482

Note 13 – Contingencies

The company is engaged in the following Legal Proceedings:

(a) Farimétal Inc. vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC., court file 500-22-109826-050, for unpaid account to the amount of $13 029.41CDN. Furthermore, the company INTERNATIONAL MEDICAL TECHNOLOGIES (MIT CANADA) INC. made a counterclaim of $16 875.00 US against the plaintiff. By virtue of a judgment, July 31st, 2006, by the Court of Quebec, the company was condemned to pay the sum of $13 029.41 CDN and the legal interest on this sum. The company concluded an agreement of refund with the other party, and it, after discussion with the lawyer of Farimetal Inc. against Medical International Technologies (MIT Canada) Inc. A judgment was entered against the issuer on the 31st of July 2006, for Cad$ 16,589.20. The parties have agreed to payments of an initial payment of Cad$ 2,132.27 and eight monthly payments of Cad$ 1,807.12 As of September 30, 2006 the remaining balance on this judgment was $ 16,589.20.

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(c) COMMISSION DES NORMES DU TRAVAIL vs. 9139-2449 QUEBEC INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC., court file 500-22-127766-064, for unpaid social advantages to the amount of $29 904.00 CDN. The plaintiff who is represented by the COMMISSION DES NORMES DU TRAVAIL worked for 9139-2449 QUEBEC INC. The cause of action arises from a person requesting this amount who was working as a self-employed consultant to 9139-2449 Quebec Inc (Scan View).

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

(e) Alain Deslauriers vs. 9139-2449 QUÉBEC INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, court file 500-22-126153-066, for unpaid accounts to the amount of $52 558.00 CDN. The plaintiff, Alain Deslauriers, was the General Manager of 9139-2449 QUEBEC INC. before he gave his dismissal. The company and Karim Ménassa believe they should not be involved in this dispute because the plaintiff is a shareholder of the company and the dispute is partially about a perceived personal contribution for the proper functioning of the company, it is believed the cause should be rejected by the court.

(f) Ratha Yip vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, small claim court file 500-32-104717-071, for unpaid accounts to the amount of $7 000.00 CDN. The plaintiff, Ratha Yip, was the designer for the products of the company. The company believes it should not be involved in this dispute because that the plaintiff did not execute the services for which he was engaged, the court should reject the cause.

Note 14 – Subsequent Event

On November 1st, 2007, the Company received a Non-Refundable deposit of $1,300,000 for the worldwide rights to market and sells all Medical International Technology Inc.’s present and future Needle-Free Jet-Injectors for the human and animal markets. This deposit is part of an agreement under negotiation, and will be disclosed when finalized, which the Company expects to occur in fiscal 2008.

Medical International Technology, Inc.

Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

None.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Other Information

None

Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME	POSITION (S)	TENURE

Karim Menassa	Chairman, President, Director	June 27, 2002 to present
Michel Bayouk	Secretary, Director	June 27, 2002 to present

Mr. Karim Menassa, age 56, serves as the President of Medical International Technology, Inc. Mr. Menassa also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Menassa has developed many state-of-the-art, efficient and reliable devices, and has marketed various medical devices in more than 60 countries. Mr. Menassa obtained a degree in Precision Mechanics Design from the Instituto Salesiano Don Bosco in
Cairo, Egypt.

Mr. Michel Bayouk, age 61, serves as the Secretary of Medical International Technology, Inc. Mr. Bayouk also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Bayouk is a Chartered Accountant and has been involved in financial auditing since 1970.

Medical International Technology, Inc.

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Medical International Technology, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

Although Medical International Technology, Inc. does not have a separate Audit Committee and these functions are performed by the entire board, the board of directors of Medical International Technology, Inc. has determined that for the purpose of and pursuant to the instructions of item 401(e) of regulation S-B titled Audit Committee Financial Expert, Mr. Michel Bayouk possesses the attributes of an Audit committee financial expert. Mr. Bayouk is a board member of Medical International Technology, Inc. Mr. Bayouk is not independent as defined by item 401(e) (ii) of regulation S-B. He receives compensation for services rendered to Medical International Technology, Inc. directly or through services rendered by related companies owned or controlled by him.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The code of ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by MIT;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

Medical International Technology, Inc.

We will provide to any person without charge, upon request, a copy of our code of ethics.  Any such request should be directed to our corporate secretary at 1872 Beaulac, Ville Saint Laurent, Montreal, Quebec, Canada HR4 2E9, telephone (514) 339-9355.

Executive Compensation

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended September 30, 2007, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Compensation Summary

SUMMARY COMPENSATION TABLE

		Annual Compensation			Award(s)		Payouts
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	$	$	$	$	(#)	$	$

Karim Menassa	2007	0	0	106,338	0	0	0	0
President and Director
	2006	0	0	49,538	0	0	0	0

Michel Bayouk	2007	0	0	0	0	0	0	0
Secretary and Director
	2006	0	0	0	0	0	0	0

Notes:

1.	The Company issued 30,000 shares of common stock to Karim Menassa for services rendered during fiscal year 2005; the value of the common stock shares was $18,000.

2.	The Company issued 30,000 shares of common stock to Michel Bayouk for services rendered during fiscal year 2005; the value of the common stock shares was $18,000.

3.	The Company issued 320,000 shares of common stock at a value of $80,000; to 2849674 Canada, Inc. for services rendered during fiscal year 2004; 2849674 Canada, Inc. is 100% owned by Karim Menassa.

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

9.
On April 27, 2007 the Company issued 761,904 restricted common shares at a price of $0.0525 per share to Idee International R & D Inc., a company owned 100% by 2849674 Canada Inc. for a debt conversion of $40,000. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

Medical International Technology, Inc.

10.
On April 27, 2007 the Company issued 1,523,809 restricted common shares at a price of $0.0525 per share to 2849674 Canada Inc. for a debt conversion of $40,000. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

11.
On April 27, 2007 the Company issued 1,391,047 restricted common shares at a price of $0.0525 per share to 9117-2221 Quebec Inc., for a debt conversion of $32,000. Michel Bayouk, our Financial Officer and Director control the entity 9117-2221 Quebec Inc.

12.
On June 11 2007, the Board of Director of MIT signed an agreement with 9162-9725 Quebec Inc a Quebec private company, to purchase all of the issued and outstanding shares of 9139-2449 Quebec Inc. (SCNAVIEW) common stock, for a total of 2,500,000 Common shares of MIT. Following the signing of the agreement MIT issued to 9162-9725 Quebec Inc. a total of 2,500,000 Common shares of MIT.

13.
ScanView was a private Canadian company owned by Karim Menassa, our CEO and Director, owning 55% of Scanview, Michel Bayouk, our CFO and Director, owning 10% of Scanview and three other unrelated shareholders. On July 17, 2007 the Company issued 3,416,667 restricted common shares at a price of $0.06 per share to Idee International R & D Inc., a company owned 100% by 2849674 Canada Inc. for a debt conversion of $205,000. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

14.
On July 17, 2007 the Company issued 1,733,333 restricted common shares at a price of $0.06 per share to 2849674 Canada Inc. for a debt conversion of $104,000. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

15.	On August 20, 2007 the Company issued 841,750 restricted common shares at a price of $0.03 per share to Maurice Menassa for services rendered of US$ 25,252.50.

16.
On August 24, 2007 the Company issued 1,747,684 restricted common shares at a price of $ 0.0262 per share to 2849674 Canada Inc. for services rendered of US$ 45,789.33. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

17.
On August 24, 2007 the Company issued 503,926 restricted common shares at a price of $ 0.0262 per share to IDEE INT’L R&D Inc. for a debt conversion of US$ 13,202.88. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

18.
On August 24, 2007 the Company issued 631,106 restricted common shares at a price of $ 0.0262 per share to 2849674 Canada Inc. for services rendered of US$ 16,535.00. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

As of September 30, 2007, the Company had no group life; health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

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

Medical International Technology, Inc.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as of September 30, 2007:

Name and Address	Amount and Nature
Of Beneficial Holder	of Beneficial Ownership	Percentage

Karim Menassa	14,533,179 shares	53.70%
President, Director
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E7

Michel Bayouk	3,281,183 shares	12, 1%
Secretary, Director
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Officers and Directors as a Group	17,814,362 shares	65, 8%

2845351 Canada, Inc.	2,000,000 shares	7.40%
Controlled by Dominique Gendron
300 St. Sacrement, Suite 414,
Montreal, Quebec, Canada H2Y 1X4

Total issued and outstanding as of September 30, 2007 was 27,058,663 shares.
Notes:

1.
Karim Menassa directly holds common shares of Medical International Technology, Inc., indirectly through 2849674 Canada, Inc., which is controlled by Karim Menassa, and indirectly through Idee R&D International, Inc.’s, which is controlled by Karim Menassa, and also indirectly through 9162-9725 Quebec Inc., witch is also controlled by Karim Menassa.

2.
Michel Bayouk directly holds common shares of Medical International Technology, Inc., indirectly through 1065029 Canada, Inc. which is controlled by Michel Bayouk, indirectly through 9117-2221 Quebec, Inc. which is 100% owned by Michel Bayouk, indirectly through Dynagroup Services, Inc., a company in which Michel Bayouk maintains an interest, and also indirectly through 9162-9725 Quebec Inc. which Michel Bayouk maintains an interest.

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

Group Intercapital Inc.

Group Intercapital Inc is a consulting firm controlled by Claude Gendron, a consultant retained by MIT. The consulting firm is retained at a rate of $20,000 per month for a two-year period.

However on October 31, 2006 this agreement was mutually cancelled by the company and Groupe Inter Capital Inc., by signing a release, discharge and transaction document; giving 200,000 free trading common shares to Canadian company controlled by a daughter of Claude Gendron.

Private Placements

The company engaged in the following private offerings during the year ended September 30, 2007.

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

Exhibits and Reports on Form 8-K

The following lists all Reports on Form 8-K filed by the registrant during the fiscal year ending September 30, 2007; and all Reports on Form 8-K filed by the registrant as to the date of filing of this Report on Form 10-KSB:

April 20, 1007; Item 4.01 – Changes in Registrant’s Certifying Accountant

Index to Exhibits and Reports

3.1
Amended and Restated Articles of Incorporation filed with registrant’s annual report on Form 10-KSB incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on January 3, 2006.

3.2	Bylaws of the Corporation filed with registrant’s annual report on Form 10-KSB incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on January 3, 2006.

31.1	Certifications of the Chief Executive Officer required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

31.2	Certifications of the Chief Financial Officer required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

Medical International Technology, Inc.

32.1
Certification of the Chief Executive Officer required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) And Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2
Certification of the Chief Financial Officer required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) And Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2007 and 2006 were: $21,000 and $15,000 respectively.

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2007 and 2006 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided.

(3)	Tax Fees

The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2007 and 2006 were: $0 and$0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2007 and 2006.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2007. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Medical International Technology, Inc.
Registrant

Date: December 17, 2007	By:	/s/ Karim Menassa, President
Karim Menassa, President and Principal Executive Officer

Date: December 17, 2007	By:	/s/ Michel Bayouk, Secretary
Michel Bayouk, Secretary and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 17, 2007	By:	/s/ Karim Menassa, President
Karim Menassa, President and Principal Executive Officer

Date: December 17, 2007	By:	/s/ Michel Bayouk, Secretary
Michel Bayouk, Secretary and Principal Accounting Officer