Form 10KSB/A
period 2007-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2008-01-09
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 15 – Going Concern  and Management’s Plans

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as going concern. However, the Company has reported a working capital deficit of $118,715.and has accumulated net losses since inception of $6,971,531, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

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

Medical International Technology, Inc.
Registrant

Date: January 8, 2008	By:	/s/ Karim Menassa, President
Karim Menassa, President and Principal Executive Officer

Date: January 8, 2008	By:	/s/ Michel Bayouk, Secretary
Michel Bayouk, Secretary and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 8, 2008	By:	/s/ Karim Menassa, President
Karim Menassa, President and Principal Executive Officer

Date: January 8, 2008	By:	/s/ Michel Bayouk, Secretary
Michel Bayouk, Secretary and Principal Accounting Officer