Form 10QSB
period 2007-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2008-02-08
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the period from October 1st 2007 to December 31st 2007

 000-31469
(Commission file number)

Medical International Technology, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1509950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1872 Beaulac
Ville Saint-Laurent
Montréal, Québec, Canada H4R 2E7
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
 Yes [   ] No [X]

The number of shares outstanding of each of the issuer's classes of common equity as of
December 31, 2007: 27,058,663 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Medical International Technology, Inc.
Quarterly Financial Report

Index

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheet	3-4

	Consolidated Statements of Operations,	5

	Consolidated Statements of Cash Flows	6

	Consolidated Statements of Comprehensive Loss	7

	Consolidated Statement of Stockholders’ (Deficit)	8

	Notes to Unaudited Consolidated Financial Statements	9-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Plan of Operations	13

Item 3.	Controls and Procedures	15

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

Medical International Technology, Inc.	Quarterly Financial Report

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONSOLIDATED BALANCE SHEET

	December 31, 2007	September 30, 2007
Assets	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$811,452	$187,536
Accounts receivable	4,923	6,937
Inventories	180,074	194,826
Research credit receivable	116,689	127,718
Prepaid expenses	8,508	2,764

Total Current Assets	1,121,646	519,781

Property and Equipment
Tooling and machinery	225,175	225,175
Furniture and office equipment	133,014	133,014
Leasehold improvements	22,163	22,163
	380,352	380,352

Less accumulated depreciation	(259,121)	(245,536)

	121,231	134,816
Other Assets
Patents (net accumulated amortization of $1,043 and $932)	982	1,098

Total Assets	$1,243,859	$655,695

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	December 31, 2007	September 30, 2007
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Unearned income	$1,299,970	$7,494
Accounts payable and accrued expenses	137,350	298,152
Loans payable - related parties	48,852	49,696
Current portion of long-term debts	25,883	283,154
	1,512,055	638,496
Long-Term Debts	12,013	14,261

Total Liabilities	1,524,068	652,757

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized;
Issued and outstanding 27,058,663 shares as of December 31, 2007	2,706	2,706

Additional paid-in capital	6,804,339	6,804,339
Deficit	(7,144,806)	(6,971,531)
Other comprehensive income (loss)	57,552	167,424

Total Stockholders' Equity (Deficit)	(280,209)	2,938

Total Liabilities and Stockholders' Equity (Deficit)	$1,243,859	$655,695

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

Consolidated Statements of Operations

	For the Three-Month Period Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Sales	$118,592	$47,565
Cost of sales	(51,399)	(26,136)

Gross profit	67,193	21,429

Research and development costs	(55,064)	(30,859)
Selling, general, and administrative expenses	(172,059)	(262,568)
	(227,123)	(293,427)

Net loss from operations	(159,930)	(271,919)

Other Income (Expense)
Interest income	768	---
Interest expense	(14,113)	(5,472)
	(13,345)	(5,472)

Net loss	$(173,275)	$(277,470)

Basic (loss) per share	$(0.006)	$(0,020)

Basic weighted average shares outstanding	27,058,663	11,719,137

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended December 31,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(173,275)	$(277,470)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization expense	13,701	11,070
Common stock issued for consulting and legal services	-	163,674

(Increase) decrease in Assets
(Increase) decrease in accounts receivable	2,014	(1,113)
Increase (decrease) in advances to related corporations	-	1,114
(Increase) decrease in inventories	14,752	(15,374)
(Increase) decrease in research tax credit receivable	11,029	119,069
(Increase) decrease in prepaid expenses	(5,744)	2,965

Increase (decrease) in Liabilities
Increase (decrease) in unearned income	1,292,476	(14,132)
Increase (decrease) in accounts payable and accrued expenses	(160,802)	(12,296)

Net Cash Provided by (Used in) Operating Activities	994,151	(22,493)

Cash Flows from Financing Activities
Gross proceeds from private offering	-	15,000
Reduction in amounts due to related parties	(844)	-
Principal reduction on small business loan	(259,519)	-

Net Cash Provided by Financing Activities	(260,363)	15,000

Effect of exchange rates on cash	(109,872)	2,139

Net Increase (decrease) in Cash and Cash Equivalents	623,916	9,632

Beginning Balance - Cash and Cash Equivalents	187,536	2,920

Ending Balance - Cash and Cash Equivalents	$811,452	$12,552

Supplemental Information:

Cash Paid For:
Interest Expenses	$14,112	$1,591
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	First quarter ending	For the year ending
	December 31, 2007	September 30, 2007

Net loss
Other comprehensive income (loss)	$(173,274)	$(898,376)
Foreign currency translation adjustment	57,552	167,424

Net comprehensive income (loss)	$(115,722)	$(730,952)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance - September 30, 2005	4,744,425	$474	$3,920,512	$(4,563,522)

Shares issued for debts	1,594,800	160	445,020	-
Shares issued for services	54,512	5	33,995	-
Shares issued for private placement	4,224,000	422	1,287,098	-
Shares issued for option exercise	250,000	25	99,975	-
Net loss for the year ended September 30, 2006	-	-	-	(1,509,633)

Balance - September 30, 2006	10,867,737	$1,086	$5,786,600	$(6,073,155)

Shares issued for debts	3,920,593	392	217,811	-
Shares issued for services	9,498,333	951	560,185	-
Shares issued for private placement	272,000	27	64,993	-
Shares issued for acquisition of Scanview	2,500,000	250	174,750	-
Net loss for the year ended September 30, 2007	-	-	-	(898,376)

Balance – September 30, 2007	27,058,663	$2706	$6,804,339	$(6,971,531)

Net loss for the period ended December 31, 2007	-	-	-	(173,275)

Balance – December 31, 2007	27,058,663	$2,706	$6,804,339	$(7,144,806)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Medical International Technology, Inc. and its subsidiary (collectively referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany balances and transactions have been eliminated.  These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Unearned income

On November 1st, 2007, the Company received a Non-Refundable deposit of $1,299,970 for the worldwide rights to market and sells all Medical International Technology Inc.’s present and future Needle-Free Jet-Injectors for the human and animal markets. This deposit is part of an agreement under negotiation, and will be disclosed when finalized, which the Company expects to occur in fiscal 2008.  The Company has recorded the deposit as unearned income until such time as a final agreement is reached, at which time the deposit will be earned as income over the estimated contractual life of the final agreement.

Note 3 - Inventories

Inventories at December 31, 2007 and September 30, 2007 consist of the following:

	December 31,	September 30,
	2007	2007

Raw materials	$146,249	$159,697
Work in process	11,376	13,376
Finished goods	22,449	21,753

Total	$180, 074	$194,826

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 4 – Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations. Research and development expenses are as follows:

	December 31,	September 30,
	2007	2007

R&D Costs	$55,064	$163,712
Less Credit	-	(29,418)
	$55,064	$134,294

Note 5 - Related Party Transactions

For the three-months ended December 31, 2007, the Company did not pay any consulting services to both of its officers.

Note 6 - Stock Activity

Common Stock
From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.  For the quarter ended December 31, 2007, the Company did not issue any common stock and made no commitments to issue stock.

Preferred Stock

As of December 31, 2007, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of December 31, 2007, there was no outstanding option.

Outstanding Warrants

As of December 31, 2007, there was no outstanding warrant.

Medical International Technology, Inc.	Quarterly Financial Report

Note 7 – Notes Payable

Long-term debt consists of the following at December 31, 2007 and September 30, 2007:

                                 December 31,                             September 30,
                                                                                                                                                    2007                                               2007

Note payable to a bank, bearing interest at prime plus 2.5%
secured by equipment, due July 21, 2010.                                                                      $  19,754                                       $  22,040

Note payable to a bank, bearing interest at prime plus 3%
secured by equipment, due August 28, 2008                                                                      18,142                                          25,375

Note payable to an individual, unsecured and
due on demand                                                                                                                                        -                         250,000

                                       $  37,896                      $  297,415

Current portion of long-term debt                                                                                              25,883                          283,154

Long-term debt                                                                                                                         $   12013                                       $   14,261

Scheduled maturities of long-term debt are as follows:
December 31, 2008                                                                       $  25,883
December 31, 2009                                                                             7,740
December 31, 2010                                                                             4,273

On October 19, 2007, the Company repaid a short-term borrowing of $250,000 without interest due to an individual.  The company has no further liability under this short-term agreement.

Note 8 – Contingencies

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

(b) COMMISSION DES NORMES DU TRAVAIL vs. 9139-2449 QUEBEC INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC., court file 500-22-127766-064, for unpaid social advantages to the amount of $29 904.00 CDN. The plaintiff who is represented by the COMMISSION DES NORMES DU TRAVAIL worked for 9139-2449 QUEBEC INC. The cause of action arises from a person requesting this amount who was working as a self-employed consultant to 9139-2449 Quebec Inc (Scan View).

Medical International Technology, Inc.	Quarterly Financial Report

(c) Alain Deslauriers vs. 9139-2449 QUÉBEC INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, court file 500-22-126153-066, for unpaid accounts to the amount of $52 558.00 CDN. The plaintiff, Alain Deslauriers, was the General Manager of 9139-2449 QUEBEC INC. before he gave his dismissal. The company and Karim Ménassa believe they should not be involved in this dispute because the plaintiff is a shareholder of the company and the dispute is partially about a perceived personal contribution for the proper functioning of the company, it is believed the cause should be rejected by the court.

(d) Ratha Yip vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, small claim court file 500-32-104717-071, for unpaid accounts to the amount of $7 000.00 CDN. The plaintiff, Ratha Yip, was the designer for the products of the company. The company believes it should not be involved in this dispute because that the plaintiff did not execute the services for which he was engaged, the court should reject the cause.

Note 9 - Management Plan of Operations

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Plan of Operations

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully implement its turnaround strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. In assessing forward-looking statements included herein, readers are urged to carefully read those statements. When used in the Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," and similar expressions are intended to be forward-looking statements.

Revenue Recognition

The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. The Company recognizes revenue when the related product is shipped to the respective customer provided that: title and risk of loss have passed to the customer; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

        Research and Development

Research and development expenditures are charged to operations as incurred.

Financial Summary

Results of Operations for the Three-Months ended December 31, 2007 and 2006

For the three-month period ended December 31, 2007, the Company experienced a net loss from operations of $159,930 which was primarily due to research and development costs of $55,064 and selling, general and administrative expenses of $172,059. Gross profits for the period were $67,193.

For the three-month period ended December 31, 2006, the Company’s net loss from operations was $271,919, which was primarily due to research and development costs of $30859 and selling, general and administrative expenses of $262,568. Gross profits for this period were $21,429.

For the three-months ended December 31, 2007, the Company experienced an increase in sales compared to sales for the same period last year. Sales for the three-month period ending December 31, 2007 were $118,592 compared to sales of $47,565 for the same period last year. Gross profits for the period ending December 31, 2007 represented 56% of sales, where gross profits for the same period last year represented 45% of sales.

Liquidity and Capital Resources

For the three-month period ending December 31, 2007, the Company’s cash position increased $623,916. Net cash provided by operating activities was $994,151; less financing activities used $260,363; and less the effect of exchange rates on cash used $109,872

For the three-month period ending December 31, 2006, the Company’s cash position increased $9,632. Net cash used in operating activities was $22,493; financing activities provided $15,000; and the effect of exchange rates on cash provided $2,139.

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

Medical International Technology, Inc.	Quarterly Financial Report

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

Medical International Technology, Inc.	Quarterly Financial Report

On December 19, 2005 the Board of MIT adopted a resolution stating "MIT will acquire all of the issued and outstanding shares of 9139-2449 Quebec Inc operating under the name “Scanview” for 2,500,000 restricted common shares of MIT". No shares have been issued and the final terms are pending acceptance by the shareholders of Scanview.

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

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Quantitative and Qualitative Disclosures about Market Risk

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the ability of the Company to raise such funds as are necessary to maintain its operations; the ability of management to execute its business plan.

Item 3.    Controls and Procedures

The management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company's periodic SEC filings within the required time period.

In addition, the management of the Company, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company's fourth fiscal quarter. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that there has been no change in the Company's internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Medical International Technology, Inc.	Quarterly Financial Report

Part II OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. As of December 31, 2007, the company is engaged in the following legal proceedings:

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

(b) COMMISSION DES NORMES DU TRAVAIL vs. 9139-2449 QUEBEC INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC., court file 500-22-127766-064, for unpaid social advantages to the amount of $29 904.00 CDN. The plaintiff who is represented by the COMMISSION DES NORMES DU TRAVAIL worked for 9139-2449 QUEBEC INC. The cause of action arises from a person requesting this amount who was working as a self-employed consultant to 9139-2449 Quebec Inc (Scan View).

(c) Alain Deslauriers vs. 9139-2449 QUÉBEC INC. and MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, court file 500-22-126153-066, for unpaid accounts to the amount of $52 558.00 CDN. The plaintiff, Alain Deslauriers, was the General Manager of 9139-2449 QUEBEC INC. before he gave his dismissal. The company and Karim Ménassa believe they should not be involved in this dispute because the plaintiff is a shareholder of the company and the dispute is partially about a perceived personal contribution for the proper functioning of the company, it is believed the cause should be rejected by the court.

(d) Ratha Yip vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, small claim court file 500-32-104717-071, for unpaid accounts to the amount of $7 000.00 CDN. The plaintiff, Ratha Yip, was the designer for the products of the company. The company believes it should not be involved in this dispute because that the plaintiff did not execute the services for which he was engaged, the court should reject the cause.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Medical International Technology, Inc.
Registrant

Date: February 7, 2008                                                By: /s/ Karim Menassa, President
Karim Menassa, President and Principal Executive Officer

Date: February 7, 2008                                                By: /s/ Michel Bayouk, Secretary
Michel Bayouk, Secretary and Principal Accounting Officer