Form 10QSB
period 2008-05-12
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2008-05-14
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-QSB
_____________________

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the period from ______________ to ________________

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
 Yes [   ] No [X]

The number of shares outstanding of each of the issuer's classes of common equity as of  March 31, 2008: 27,058,663 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Medical International Technology, Inc.
Quarterly Financial Report

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	March 31, 2008	September 30, 2007
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$448,955	$187,536
Accounts receivable	6,176	6,937
Inventories	184,628	194,826
Research credit receivable	113,829	127,718
Prepaid expenses	---	2,764

Total Current Assets	753,588	519,781

Property and Equipment
Tooling and machinery	228,599	225,175
Furniture and office equipment	133,014	133,014
Leasehold improvements	22,163	22,163
	383,776	380,352

Less accumulated depreciation	(272,949)	(245,536)
	110,827	134,816
Other Assets
Patents (net accumulated amortization of $1,165 and $932)	865	1,098

Total Assets	$865,280	$655,695

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET
	March 31, 2008	September 30, 2007
	(Unaudited)	(Audited)

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Unearned income	$1,299,970	$7,494
Accounts payable and accrued expenses	139,987	298,152
Loans payable - related parties	---	49,696
Current portion of long-term debts	19,239	283,154
	1,459,196	638,496
Long-Term Debts	10,354	14,261

Total Liabilities	1,469,550	652,757

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of March 31, 2008

Common stock, $.0001 par value; 100,000,000 shares authorized;
Issued and outstanding 27,058,663 shares as of March 31, 2008	2,706	2,706

Additional paid-in capital	6,804,339	6,804,339
Deficit	(7,426,362)	(6,971,531)
Other comprehensive income (loss)	15,047	167,424

Total Stockholders' Equity (Deficit)	(604,270)	2,938

Total Liabilities and Stockholders' Equity (Deficit)	$865,280	$655,695

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended March 31,		Six-Months Period Ended March 31,
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)	2007 (Unaudited)
Sales	$46,915	$60,045	$165,507	$107,610
Cost of sales	(47,932)	(26,237)	(99,331)	(52,373)
Gross profit (loss)	(1,017)	33,808	66,176	55,237

Research and development costs	125,989	27,299	181,053	58,158
Selling, general, and administrative expenses	164,045	109,496	336,104	372,064
	290,034	136,795	517,157	430,222

Loss from operations	(291,051)	(102,987)	(450,981)	(374,985)

Other Income (Expense)
Interest income	11,499	---	12,267	---
Interest expense	(2,005)	(5,351)	(16,117)	(10,823)
	9,494	(5,351)	(3,850)	(10,823)

Net Loss	$(281,557)	$(108,338)	$(454,831)	$(385,808)

Basic (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Basic weighted average shares outstanding	27,058,663	11,982,887	27,058,663	11,982,887

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Months Period Ended March 31,
	2008	2007
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net Loss	$(454,831)	$(385,808)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization expense	27,647	22,140
Common stock issued for consulting and legal services	-	173,796
(Increase) decrease in Assets
(Increase) decrease in accounts receivable	761	(1,113)
Increase (decrease) in advances to related corporations	-	---
(Increase) decrease in inventories	10,198	13,744
(Increase) decrease in research tax credit receivable	13,889	117,839
(Increase) decrease in prepaid expenses	2,764	(40,650)
Increase (decrease) in Liabilities
Increase (decrease) in unearned income	1,292,476	32,544
Increase (decrease) in accounts payable and accrued expenses	(158,165)	(17,062)
Net Cash Provided by (Used in) Operating Activities	734,739	(84,571)

Cash Flows from Investing Activities
Equipment acquisition	(3,423)	---
Net cash used in investing activities	(3,423)	---

Cash Flows from Financing Activities
Gross proceeds from private offering	-	65,000
Reduction in amounts due to related parties	(49,696)	1,114
Principal reduction on small business loan	(267,822)	-

Net Cash Provided by Financing Activities	(317,518)	66,114

Effect of exchange rates on cash	(152,379)	(17,319)

Net Increase (decrease) in Cash and Cash Equivalents	260,418	(1,138)

Beginning Balance - Cash and Cash Equivalents	187,536	2,920

Ending Balance - Cash and Cash Equivalents	$448,955	$1,782

Supplemental Information:

Cash Paid For:
Interest Expenses	$16,117	$10,823
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Second quarter ending	For the year ending
	March 31,	September 30,
	2008	2007

Net loss	$(454,831)	$(898,376)
Other comprehensive income (loss)
Foreign currency translation adjustment	15,047	167,424

Net comprehensive income (loss)	$(439,788)	$(730,952)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

			Additional
	Common Stock		Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2007	27,058,663	$2,706	$6,804,339	$(6,971,531)

Net loss for the period ended December 31, 2007	-	-	-	(173,274)

Balance –December 31, 2007	27,058,663	$2,706	$6,804,339	$(7,144,805)

Net loss for the period ended March 31, 2008	-	-	-	(281,557)

Balance –March 31, 2008	27,058,663	$2,706	$6,804,339	$(7,426,362)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Note 3 - Inventories

Inventories at March 31, 2008 and September 30, 2007 consist of the following:

	March 31,	September 30,
	2008	2007
Raw materials	$150,338	$159,697
Work in process	25,650	13,376
Finished goods	8,640	21,753
Total	$184,628	$194,826

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 4 – Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations. Research and development expenses are as follows:

	March 31,	September 30,
	2008	2007
R&D Costs	$183,849	$163,712

Less Credit	(2,796)	(29,418)

	$(181,053)	$134,294

Note 5 - Related Party Transactions

For the three and six months ended March 31, 2008, the Company did not pay any consulting services to both of its officers.

Note 6 - Stock Activity

Common Stock
From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.  For the quarter ended March 31, 2008, the Company did not issue any common stock and made no commitments to issue stock.

Preferred Stock

As of March 31, 2008, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of March 31, 2008, there were no outstanding stock options.

Outstanding Warrants

As of March 31, 2008, there were no outstanding warrants.

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 7 – Notes Payable

	March 31,	September 30,
	2007	2008

Note payable to a bank, bearing interest at prime plus 2.5%
secured by equipment, due July 21, 2010.	$18,094	$22,040

Note payable to a bank, bearing interest at prime plus 3%
secured by equipment, due August 28, 2008	11,499	25,375

Note payable to an individual, unsecured and
due on demand	-	250,000

	$29,593	$297,415

Current portion of long-term debt	(19,239)	(283,154)

Long-term debt	$10,354	$14,261
Scheduled maturities of long-term debt are as follows:
March 31, 2009	19,239
March 31, 2010	7,740
July 31, 2010	2,614

	29,593

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

(c) Ratha Yip vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, small claim court file 500-32-104717-071, for unpaid accounts to the amount of $7 000.00 CDN. The plaintiff, Ratha Yip, was the designer for the products of the company. The company believes it should not be involved in this dispute because that the plaintiff did not execute the services for which he was engaged, the court should reject the cause.

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

Medical International Technology, Inc. has recently completed several rounds of financing resulting in net proceeds to the company of approximately $1,287,520 and continues efforts to secure additional funding to support and expand operations.   Funds from  sales of our common stock are being used to fund continued operations, develop and seek regulatory approvals for our products and market those products worldwide.  Medical International Technology, Inc. will continue to seek additional funding to expand operations and develop sales revenue to a volume sufficient to sustain operations.

The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.  However, there can be no assurance that management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

Medical International Technology, Inc.	Quarterly Financial Report

Item 2.                      Management's Discussion and Analysis of Financial Condition and Plan of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully implement its turnaround strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. In assessing forward-looking statements included herein, readers are urged to carefully read those statements. When used in the Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," and similar expressions are intended to be forward-looking statements.

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

Research and Development

Research and development expenditures are charged to operations as incurred.

Medical International Technology, Inc.	Quarterly Financial Report

Financial Summary

Results of Operations for the Six-Months ended March 31, 2008 and 2007

For the six-month period ended March 31, 2008, the Company experienced a net loss of $454,831. Gross profit for the period totaled $66,176 on sales of $165,507. Loss from operations was $450,981, comprised primarily of research and development expenses and selling, general and administrative expenses aggregating $517,157.

For the six-month period ended March 31, 2007, the Company experienced a net loss of $385,808. Gross profit for the period totaled $55,237 on sales of $107,610. Loss from operations was $374,985, comprised primarily of research and development expenses and selling, general and administrative expenses aggregating $372,064.

For the three-months ended March 31, 2008, the Company experienced a decrease in sales compared to sales for the same period last year. Sales for the three-month period ending March 31, 2008 were $46,915 compared to sales of $60,045 for the same period last year. Gross loss for the period ending March 31, 2008 represented 2. % of sales, where gross profits for the same period last year represented 56% of sales.

Liquidity and Capital Resources

For the three-month period ending March 31, 2008, the Company’s cash position increased $260,418. Net cash provided by operating activities was $734,739, offset by  cash used in financing activities of  $317,518 and  the effect of exchange rates on cash  of $152,379.

For the six-months period ended March 31, 2007 the Company’s cash position decreased by $1,138. Net cash used in operating activities was $84,571 offset by cash provided by financing activities of $66,114 and the effect of exchange rates on cash of $17,319.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.  SFAS 161 was issued in response to constituents’ concerns regarding the adequacy of existing disclosures of derivative instruments and hedging activities.  SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the ability of the Company to raise such funds as are necessary to maintain its operations; the ability of management to execute its business plan.

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Foreign Currency Exchange Rate Risk

The Company procures products from domestic sources with operations located overseas.  As such, its financial results could be indirectly affected by the weakening of the dollar.  If that were to occur, and if it were material enough in movement, the financial results of the Company could be affected, but not immediately because the Company has entered into contracts with these vendors which establish product pricing levels for up to one year.  Management believes these contracts provide a sufficient amount of time to mitigate the risk of changes in exchange rates.

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

Part II OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. As of March 31, 2008, the company is engaged in the following legal proceedings:

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

 (c) Ratha Yip vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, small claim court file 500-32-104717-071, for unpaid accounts to the amount of $7 000.00 CDN. The plaintiff, Ratha Yip, was the designer for the products of the company. The company believes it should not be involved in this dispute because that the plaintiff did not execute the services for which he was engaged, the court should reject the cause.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6.  Exhibits and Reports on Form 8-K

The reports on Form 8-K described below were filed during the quarter ended March 31, 2008, covered by this report.  No financial statements were filed as part of these reports.

NONE.

Exhibits (need to check these exhibit numbers – think they changed)

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

Medical International Technology, Inc.
Registrant

Date: May 9, 2008	By:	\s\ Karim Menassa
Karim Menassa, President and Principal Executive Officer

Date: May 9, 2008	By:	\s\ Michel Bayouk
Michel Bayouk, Secretary and Principal Accounting Officer