Form 10QSB
period 2008-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2008-08-14
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the period from October 1st 2007 to June 30 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2008: 27,058,663 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Medical International Technology, Inc.
Quarterly Financial Report

Index
		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets		3-4

Consolidated Statements of Operations		5

Consolidated Statements of Cash Flows		6

Consolidated Statements of Comprehensive Loss		7

Consolidated Statement of Stockholders’ (Deficit)		8

Notes to Unaudited Consolidated Financial Statements		9

Item 2.	Management's Discussion and Analysis of Financial Condition and Plan of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
		16
Item 4.	Controls and Procedures
		16
Part II.	OTHER INFORMATION

Item 1.	Legal proceedings
		16
Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports of Form 8-K	17

SIGNATURES		18

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	June 30, 2008	Septemeber 30, 2007
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$199,043	$187,536
Accounts receivable	---	6,937
Inventories	188,900	194,826
Research credit receivable	103,976	127,718
Prepaid expenses	2,796	2,764

Total Current Assets	494,715	519,781

Property and Equipment
Tooling and machinery	228,599	225,175
Furniture and office equipment	133,014	133,014
Leasehold improvements	22,163	22,163
	383,776	380,352

Less accumulated depreciation	(286,655)	(245,536)
	97,121	134,816
Other Assets
Patents (net accumulated amortization of $1,282 and $932)	748	1,098

Total Assets	$592,584	$655,695

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	June 20, 2008	September 30, 2007
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Unearned income	$1,366,246	$7,494
Accounts payable and accrued expenses	179,526	298,152
Loans payable - related parties	---	49,696
Current portion of long-term debts	12,407	283,154
	1,558,179	638,496
Long-Term Debts	8,652	14,261

Total Liabilities	1,566,831	652,757

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of June 30, 2008

Common stock, $.0001 par value; 100,000,000 shares authorized;
Issued and outstanding 27,058,663 shares as of June 30, 2008	2,706	2,706

Additional paid-in capital	6,804,339	6,804,339
Deficit	(7,672,565)	(6,971,531)
Other comprehensive income (loss)	(108727)	167,424

Total Stockholders' Equity (Deficit)	(974,247)	2,938

Total Liabilities and Stockholders' Equity (Deficit)	$592,584	$655,695

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Ended June 30,		Nine-Months Ended June 30,
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)	2007 (Unaudited)

Sales	$140,553	$43,020	$306,060	$150,630
Cost of sales	37,655	5,778	136,986	58,151
Gross profit (loss)	102,898	37,242	169,074	92,479

Research and development costs	(78,990)	68,097	102,063	126,255
Selling, general, and administrative expenses	427,268	136,343	763,372	508,407
	348,278	204,440	865,435	634,662

Loss from operations	(245,380)	(167,198)	(696,361)	(542,184)

Other Income (Expense)
Interest income	152	---	12,419	---
Interest expense	(975)	(45,989)	(17,092)	(56,812)
	(823)	(45,989)	(4,673)	(56,812)

Net Loss	$(246,203)	$(213,187)	$(701,034)	$(598,996)

Basic (loss) per share	$(0.009)	$(0.012)	$(0.02)	$(0.03)

Basic weighted average shares outstanding	27,058,663	18,184,197	27,058,663	18,184,197

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net Loss	$(701,034)	$(598,997)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization expense	41,468	33,208
Common stock issued for consulting and legal services	-	369,559
Common stock issued for acquisition of SCANVIEW	-	175,000

(Increase) decrease in Assets
(Increase) decrease in accounts receivable	6,937	14,232
Increase (decrease) in advances to related corporations	-	--
(Increase) decrease in inventories	5,926	(61,563)
(Increase) decrease in research tax credit receivable	23,742	58,276
(Increase) decrease in prepaid expenses	(32)	(55,275)

Increase (decrease) in Liabilities
Increase (decrease) in unearned income	1,358,752	31,756
Increase (decrease) in accounts payable and accrued expenses	(118,626)	71,919

Net Cash Provided by (Used in) Operating Activities	617,133	38,115

Cash Flows from Investing Activities

Equipment acquisition	(3,423)	(73,638)
Intangible asset	-	(131,382)

Net cash used in investing activities	(3,423)	(205,020)

Cash Flows from Financing Activities
Gross proceeds from private offering	-	65,020
Reduction in amounts due to related parties	(49,696)	100,092
Principal reduction on small business loan	(276,356)	-

Net Cash Provided by Financing Activities	(326,052)	165,112

Effect of exchange rates on cash	(276,151)	-

Net Increase (decrease) in Cash and Cash Equivalents	11507	(1,793)

Beginning Balance - Cash and Cash Equivalents	187,536	2,920

Ending Balance - Cash and Cash Equivalents	$199,043	$1,127

Supplemental Information:

Cash Paid For:
Interest Expenses	$17,092	$56,812
Income Taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine Months ending June 30, 2008	For the year ending September 30, 2007

Net loss	$(701,034)	$(898,376)
Other comprehensive income (loss)
Foreign currency translation adjustment	(108,728)	167,424

Net comprehensive income (loss)	$(809,762)	$(730,952)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

			Additional
	Common Stock		Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2007	27,058,663	$2,706	$6,804,339	$(6,971,531)

Net loss for the period ended December 31, 2007	-	-	-	(173,274)

Balance –December 31, 2007	27,058,663	$2,706	$6,804,339	$(7,144,805)

Net loss for the period ended March 31, 2008	-	-	-	(281,557)

Balance – March 31, 2008	27,058,663	$2,706	6,804,339	$(7,426,362)

Net loss for the period ended June 30, 2008	-	-	-	(246,203)

Balance –June 30, 2008	27,058,663	$2,706	$6,804,339	$(7,672,565)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended June 30, 2008 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Note 3 –   Inventories

Inventories at June 30, 2008 and September 30, 2007 consist of the following:

	June 30,	September 30,
	2008	2007
Raw materials	$149,961	$159,697
Work in process	31,997	13,376
Finished goods	6,942	21,753
Total	$188,900	$194,826

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 4 – Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations. Research and development expenses are as follows:

	June 30,	September 30,
	2008	2007
R&D Costs	$105,221	$163,712
Less Credit	(3,157)	(29,418)
	$102,064	$134,294

Note 5 –  Related Party Transactions

For the three and nine months ended June 30, 2008, the Company did not pay any consulting services to either of its officers.

Note 6 –  Stock Activity

Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.  For the quarter ended June 30, 2008, the Company did not issue any common stock and made no commitments to issue stock.

Preferred Stock

As of June 30, 2008, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of June 30, 2008, there were no outstanding stock options.

Outstanding Warrants

As of June 30, 2008, there were no outstanding warrants.

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 7 – Notes Payable

Long-term debt consists of the following at June 30, 2008 and September 30, 2007:

	June 30,	September 30,
	2008	2007

Note payable to a bank, bearing interest at prime plus 2.5%
secured by equipment, due July 21, 2010.	$16,392	$22,040

Note payable to a bank, bearing interest at prime plus 3%
secured by equipment, due August 28, 2008	4,667	25,375

Note payable to an individual, unsecured and
due on demand	-	250,000

	$21,059	$297,415

Current portion of long-term debt	(12,407)	(283,154)

Long-term debt	$8,652	$14,261

Scheduled maturities of long-term debt are as follows:
June 30, 2009	$12,407
June 30, 2010	7,740
July 31, 2010	912
	21,059

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

Note 9  –  Management Plan of Operations

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

Financial Summary

Results of Operations for the Nine-Months ended June 30, 2008 and 2007

For the nine-month period ended June 30, 2008, the Company experienced a net loss of $701,034. Gross profit for the period totaled $169,074 on sales of $306,060. Loss from operations was $696,361, comprised primarily of research and development expenses and selling, general and administrative expenses aggregating $763,372.

For the nine-month period ended June 30, 2007, the Company experienced a net loss of $598,996. Gross profit for the period totaled $92,479 on sales of $150,630. Loss from operations was $542,184, comprised primarily of research and development expenses and selling, general and administrative expenses aggregating $508,407.

For the three-months ended June 30, 2008, the Company experienced an increase in sales compared to sales for the same period last year. Sales for the three-month period ending June 30, 2008 were $140,553 compared to sales of $43,020 for the same period last year. Gross loss for the period ending June 30, 2008 represented 73 % of sales, where gross profits for the same period last year represented 87% of sales.

Liquidity and Capital Resources

For the nine-month period ending June 30, 2008, the Company’s cash position increased $11,507. Net cash provided by operating activities was $617,133, offset by cash used in financing activities of $326,052 and the effect of exchange rates on cash of $276,151.

For the nine-months period ended June 30, 2007 the Company’s cash position decreased by $1,793. Net cash used in operating activities was $38,115 offset by cash provided by financing activities of $165,112 and the effect of exchange rates on cash of $0.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the ability of the Company to raise such funds as are necessary to maintain its operations; the ability of management to execute its business plan.

Item 4.     Controls and Procedures

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

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. As of June 30, 2008, the company is engaged in the following legal proceedings:

Medical International Technology, Inc.	Quarterly Financial Report

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

Item 1A.  Risk Factors

Not required by smaller reporting companies.

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

Medical International Technology, Inc.
Registrant

Date: August 13, 2008                                             By: /s/Karim Menassa
         Karim Menassa, President and Principal Executive Officer

Date: August 13, 2008                                             By: /s/Michel Bayouk
          Michel Bayouk, Secretary and Principal Accounting Officer