Form 10KSB
period 2008-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2008-12-10
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informationstatements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12n-2 of the Exchange Act).  YES ☐    NO ☒

State issuer's revenues for its most recent fiscal year:  $328,713

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2008 is $0.02 (based on its reported last sale price by the OTC Pink Sheets).

The number of shares outstanding of the Registrant's common stock as of September 30, 2008 was 27,058,663.

Transitional Small Business Disclosure Format:    YES ☐     NO ☒

Medical International Technology, Inc.

Medical International Technology, Inc.

Item 1. Description of Business

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

General

Medical International Technology, Inc. was incorporated in the State of Colorado on July 19, 1999.  The company has tree wholly-owned subsidiaries, Medical International Technologies Canada, Inc. (MIT Canada), a Canadian company, acquired in June of 2002, 3567940 Canada inc. a Canadian company, acquired in June of 2002 and ScanView, a Canadian company, acquired in June of 2007.

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

Medical International Technology, Inc. will target the diabetics market in fiscal year 2009. MIT will begin in the markets where our products are currently approved and continue our efforts in localities where approvals are pending. The market potential in this sector is extremely large because there are many diabetics throughout the world and many must inject insulin daily. A secondary market will be the allergy market. The allergy market includes a similar potential, as the number of individuals affected is quite large, as are the variety of allergies that may be involved. We are currently unable to access many of these markets due to the need for additional regulatory approvals in the localities for the various applications.

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

Product Development

Medical International Technologies is proceeding with the test requested earlier by the FDA, and is expecting to finalize the tests during 2009 fiscal year.

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

Hyperhydrosis is the medical term for excessive sweating. Millions of people worldwide suffer from this condition. In a recent survey (J Am Acad Dermato 2004:51(2): 241-258), an estimated 2.8% of the U.S. populations is affected by some form of this condition, with about a third of them describing their excessive sweating as barely tolerable or worse. The FDA approved BOTOX injections in July 2004 to treat severe Hyperhydrosis. Phase III clinical studies supporting the FDA approval show that 80% of patients experienced a 50% decrease in sweat production (source: Allergan, Inc. July 20, 2004 press release).

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

Medical International Technology, Inc.

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

Medical International Technology, Inc.

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

Medical International Technology, Inc.

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

Item 2. Description of Property

Medical International Technology, Inc. currently leases its office under an operating lease that expires October 31, 2009. These offices are a 5,200 square foot industrial facility in Montreal Canada. Facilities include various machine tools and test systems for prototyping and light production. The annual lease expense for the facilities for the year ending September 30, 2008 was $29,000. The current lease rate is $29,000 annually.

Item 3. Legal Proceedings

The company is or was engaged in the following Legal Proceedings:

(a) Ratha Yip vs. MEDICAL INTERNATIONAL TECHNOLOGIES (MIT CANADA) INC. and Karim Ménassa, small claim court file 500-32-104717-071, for unpaid accounts to the amount of $7 000.00 CDN. The plaintiff, Ratha Yip, was the designer for the products of the company. The company believes it should not be involved in this dispute because that the plaintiff did not execute the services for which he was engaged, and intends to vigorously defend itself.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of the year ending September 30, 2008.

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Medical International Technology, Inc. common stock is currently listed on Pink Sheets under the symbol “MDLH.PK” and was formerly listed on the NASD Over-The-Counter Bulletin Board under the symbol “MDLH”, and prior to November 21, 2005 "MDIR". The following table sets forth, for the periods indicated, the last sale prices for the Common Stock as reported by the Pink Sheets.

Medical International Technology, Inc.

	High	Low
Date
September 2008	$0.02	$0.02
June 2008	$0.02	$0.02
March 2008	$0.02	$0.02
December 2007	$0.02	$0.02
September 2007	$0.08	$0.02
June 2007	0.08	0.05
March 2007	0.1	0.05
December 2006	0.3	0.15
September 2006	0.66	0.51
June 2006	0.61	0.45
March 2006	1.55	1.19
December 2005	1.1	0.7

Holders

Medical International Technology had 27,058,663 shares of common stock issued and outstanding as of September 30, 2008, which were held by approximately 71 shareholders and an undetermined number of shareholders holding common shares in street name (CEDE&CO).

Options

The Company has no option agreements outstanding as of September 30, 2008.

Private Placements

The Company has not completed or offered any private placement agreements in during fiscal 2008.

Preferred Stock

As of September 30, 2008 there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2008.

Equity Compensation Plan Information

The Company has a stock compensation plan, as filed on Form S-8 on September 28, 2006, under which directors are authorized to grant incentive stock options, to a maximum of one million (1,000,000) shares, to directors, employees and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase shares.

The following table provides information as of September 30, 2008 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Medical International Technology, Inc.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities shown in first column)
Equity compensation plans approved by shareholders (1)(2)	0	$0.00	0
Equity compensation plans not approved by shareholders (1)(3)	0	$0.00	321,700
Total	0	$0.00	321,700

(1) Consists of shares of our common stock issued or remaining available for issuance under our stock compensation plan.

(2) Approved by shareholders of Medical International Technology, Inc.

(3) The total common stock issued from the maximum 1,000,000 shares authorized under the stock compensation plan as of September 30, 2008 was 678,300 shares.

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

Item 6. Management's Discussion and Analysis or Plan of Operations

When used in this Form 10-KSB and in future filings by the company with the Commission, statements identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “will”, “intend”, “expect”, “future”, “anticipates”, and similar expressions express management’s present belief, expectations or intentions regarding the company’s future performance within the meaning of the Private Securities Litigation Reform Act of 1995.  The safe harbor in the Private Securities Litigation Act of 1995 does not apply to statements made in this document.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The company has no obligations to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

The following discussions and analysis should be read in conjunction with the Company’s consolidated financial statements and the notes presented following the financial statements.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals, income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our financial statements because they are affected significantly by management’s judgments, assumptions and estimates.

Medical International Technology, Inc.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method described on SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of Water’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the potential impact of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the potential impacts of SFAS 160 on its consolidated results of operations and financial position.

In March 2008, the FASB issued ASAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim period beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated results of operations, financial position or cash flows.

Medical International Technology, Inc.

Financial Condition and Results of Operations

During the fiscal year ending September 30, 2008 the Company experienced a net loss of $2,361,882, primarily comprised of selling, general and administrative expenses of $656,059 and research and development costs of $1,802,085. Included in research and development costs are expenses of $1,800,000 related to the Company’s research and development contract with Idee International R&D, Inc., an affiliated entity.  For the prior fiscal year 2007 the Company experienced a net loss of $898,376 where selling, general and administrative expenses totaled $830,363. And research and development costs were $134,294.

Net comprehensive loss, after adjustment for foreign currency translation, for fiscal year 2008 was $2,632,393.

For the twelve-months ended September 30, 2008 the Company experienced a decrease in sales of $9,813 compared to sales for the prior year. Gross profit for the twelve-months ended September 30, 2008 was $97,243 or approximately 30% of sales as compared to $216,652, or 64%.  Costs of sales continue to be increased by the need to customize many of the items ordered to fit the particular needs of clients utilizing our products in new applications.

Liquidity and Capital Resources

During the fiscal year ending September 30, 2008 the Company’s cash position decreased by $92,702. Net cash provided by operating activities was $521,257, resulting primarily from increases in related party payables and deferred income.  Net cash used by financing activities was $332,014, resulting primarily from debt repayments of $282,318.  Net cash used by investing activities was $4,648, resulting entirely from capital asset additions.  The effect of exchange rates on cash during fiscal 2008 resulted in a decrease in cash values of $277,297.

The Company has reported a net liability position of $2,629,455 and has accumulated operation losses since inception of $9,333,413, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

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

Item 7. Financial Statements

Medical International Technology, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Medical International Technology, Inc.

We have audited the accompanying consolidated balance sheet of Medical International Technology, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards as established by the U.S. Auditing Standards Board and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2008 and 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PS STEPHENSON & CO., P.C.

Wharton, Texas
 November 21, 2008

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
Assets

Current assets
Cash and cash equivalents	$94,834	$187,536
Accounts receivable	-	6,937
Inventories	169,459	194,826
Research credit receivable	-	127,718
Prepaid expenses	3,565	2,764
Total current assets	267,858	519,781
Property and Equipment
Tooling and machinery	229,823	225,175
Furniture and office equipment	133,014	133,014
Leasehold improvements	22,163	22,163
Total property and equipment	385,000	380,352
Less accumulated depreciation	(299,500)	(245,536)
Total property and equipment, net	85,500	134,816

Patents (net of accumulated amortization of $1,398 and $932)	632	1,098

Total assets	$353,990	$655,695

Liabilities and Stockholder's Equity (Deficit)

Current liabilities
Deferred income	$1,353,782	$7,494
Accounts payable and accrued expenses	90,245	235,102
Amounts due to related parties	1,524,321	63,050
Loans payable – related parties	-	49,696
Current portion of long-term debts	8,237	283,154
Total current liabilities	2,976,585	638,496
Long-Term Debts	6,860	14,261
Total liabilities	2,983,445	652,757

Stockholder's Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
No issued and outstanding shares.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
27,058,663 and 27,058,663 issued and outstanding, respectively	2,706	2,706
Additional paid-in capital	6,804,339	6,804,339
Accumulated deficit	(9,333,413)	(6,971,531)
Other comprehensive income (loss)	(103,087)	167,424
Total Stockholder's Equity (Deficit)	(2,629,455)	2,938

Total Liabilities and Stockholder's Equity (Deficit)	$353,990	$655,695

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2008	2007

Sales	$328,713	$338,526
Cost of sales	231,470	121,874
Gross profit	97,243	216,652

Operating expenses
Research and development costs	1,802,085	134,294
Selling, general and administrative expenses	656,059	830,363
Total operating expenses	2,458,144	964,657
Operating income (loss)	(2,360,901)	(748,005)

Other income (expense):
Goodwill impairment charge	-	(131,382)
Interest income	16,798	6,474
Interest expense	(17,779)	(25,463)
Total other income (expense)	(981)	(150,371)

Income (loss) before provision for income taxes	(2,361,882)	(898,376)

Provision for (benefit from) income taxes	-	-

Net loss	$(2,361,882)	$(898,376)

Net loss per common share	$(0.09)	$(0.03)
Weighted average common shares
outstanding - basic and diluted	27,058,663	27,058,663

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended September 30,
	2008	2007

Net loss	$(2,361,882)	$(898,376)
Other comprehensive income (loss)
Foreign currency translation adjustment	(270,511)	167,424

Comprehensive loss	$(2,632,393)	$(730,952)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balances - September 30, 2006	10,867,737	$1,086	$5,786,600	$(6,073,155)

Common shares issued for debts	3,920,593	392	217,811
Common shares issued for services	9,498,333	951	560,185
Common shares issued in private placements	272,000	27	64,993
Common shares issued for the acquisition of Scanview	2,500,000	250	174,750
Net loss for the year ended September 30, 2007				(898,376)

Balances - September 30, 2007	27,058,663	2,706	6,804,339	(6,971,531)

Net loss for the year ended September 30, 2008				(2,361,882)

Balances - September 30, 2008	27,058,663	$2,706	$6,804,339	$(9,333,413)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,361,882)	$(898,376)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	53,963	46,446
Amortization expense	466	466
Common stock issued for debts and services	-	779,340
Common stock issued for Scanview acquisition	-	175,000
Changes in:
Accounts receivable	6,937	12,307
Research credit receivable	127,718	54,912
Inventories	25,367	(116,004)
Prepaid expenses	(801)	2,604
Accounts payable and accrued liabilities	(159,805)	(185,254)
Related party payables	1,476,219	63,050
Deferred income	1,353,075	(50,064)
Net cash used by operating activities	521,257	(115,573)

Cash flows from investing activities:
Tooling and machinery	(4,648)	(73,642)
Net cash used by investing activities	(4,648)	(73,642)

Cash flows from financing activities:
Proceeds from issuance of stock, net	-	65,020
Reduction in amounts due to related parties	(49,696)	(221,844)
Issuance of notes payable	-	347,111
Repayment on notes payable	(282,318)	-
Net cash provided from financing activities	(332,014)	190,287

Effect of exchange rates on cash	(277,297)	13,544

Increase (decrease) in cash	(92,702)	184,616
Cash, beginning of period	187,536	2920
Cash, end of period	$94,834	$187,536

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,779	$25,463
Cash paid for federal income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Medical International Technology, Inc.

Note 1 –   Business Activities and Related Risks

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

Going Concern:

The Company has incurred net losses aggregating $4,769,891 during the three years ended June 30, 2008.  In addition, the Company has a working capital deficiency of $2,708,727 and a stockholder’s deficiency of $2,629,455 at September 30, 2008. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company has developed a plan to address liquidity in the following ways:

●	To raise capital through the sale or exercise of equity securities
●	Increase revenue through the sale of needle free devices and related products

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

Medical International Technology, Inc.

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

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers historical and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

Property and Equipment
The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the year ended September 30, 2008 and 2007 were $53,963 and $46,466, respectively.

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

Medical International Technology, Inc.

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

Stock options
Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment,” using the modified prospective method. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, based on the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. The Company determines the value of stock options utilizing the Black-Scholes option-pricing model. Compensation costs for share-based awards with pro rata vesting are allocated to periods on a straight-line basis.

The Company accounts for options granted to consultants in accordance with Emerging Issues Task Force (EITF) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS 123(R).

Net Loss per Common Share
Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants. For the years ended Spetember 30, 2008 and 2007, there were no dilutive effects of such securities as the Company incurred a net loss in each period.  There were no outstanding options or warrants as of September 30, 2008 and 2007.

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consists principally of cash in banks and trade receivables.  The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions that are considered in the Company’s investment strategy. The Company grants unsecured credit to its customers during the normal course of business and performs ongoing credit evaluations of its customers to minimize any potential loss.

Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. Management believes that the carrying values of these assets and liabilities are representative of their respective fair values based on their short-term nature.

Medical International Technology, Inc.

New Accounting Pronouncements
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

In March 2008, the FASB issued ASAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim period beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated results of operations, financial position or cash flows.

Note 3 –   Inventories

Inventories at September 30, 2008 and 2007 consist of the following:

	2008	2007
Raw materials	$139,604	$159,698
Work in process	23,863	21,752
Finished goods	5,992	13,376
Total	$169,459	$194,826

Note 4 –   Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations. Research and development expenses are as follows:

	2008	2007
R&D Costs	$1,802,857	$163,712
Less Credit	(3,158)	(29,418)
	$1,802,085	$134,294

Medical International Technology, Inc.

Note 5 –   Intangible Assets

As of September 30, 2008 the Company has net intangible assets totaling $632. Amortization expenses for the year ended September 30, 2008 and 2007 were $466 and $466, respectively. Intangible assets consist of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$2,030	$1,398	$632	8.5 through 16

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

Note 7 –   Related Party Transactions

Related party balances consist of the following at September 30, 2008 and 2007:

	2008	2007
Payable to Idee International R&D, Inc.	$1,480,378	$-
Payable to 2849-674 Canada, Inc.	34,637	62,045
Payable to 9117-2221 Quebec Inc.	9,306	1,005
	$1,524,321	$63,050

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are non-interest bearing and due upon demand. In addition, the Company has advanced funds to other corporations owned by shareholders. These loans are also non-interest bearing and due upon demand.

During fiscal 2008 and effective October 1, 2007, the Company entered into a Research and Development Contract with Idee International R&D, Inc.(“Idee”), an entity owned individually by the Company’s CEO and President.  Under the terms of the agreement, Idee will perform specific research and development on needle-free technologies, as defined in the agreement, from October 1, 2007 to September 30, 2009, and the Company will pay Idee $150,000 per month.  The monthly charge is recorded as research and development costs on the accompanying consolidated income statement.  During the year ended September 30, 2008, the Company paid Idee $319,622 under this agreement.  The Company has accrued a liability to Idee of $1,480,378 under this contract.

Medical International Technology, Inc.

Note 8 –   Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry-forwards, accrued expenses and basis differences in fixed assets.

The Company’s effective tax rate differs from the Federal statutory rates due to the valuation allowance recorded for the unused net operating loss carry-forwards deferred tax asset. The company has operating losses of $9,333,413, which can be used to reduce future taxable income. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

Note 9 –   Stockholders' Equity (Deficit)

Issuance of Common Stock

Year Ended September 30, 2008
There were no common stock issuances during the year ended September 30, 2008.

Year ended September 30, 2007
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

Preferred Stock

As of September 30, 2008, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

Effective October 1, 2006 the company entered into a Consulting services Agreement with Geoffrey Armstrong engaging him as an administrative manager for the company. As part of the agreed compensation Mr. Armstrong was granted 750,000 options to purchase Common shares at a price of $0.40 per share. These options expired on October 3, 2007.

Medical International Technology, Inc.

As of September 30, 2008, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

During the year ended September 30, 2008, 4,224,000 Series A Stock Purchase Warrants and 3,224,000 Series B Stock Purchase warrants expired.  The Stock Purchase Warrants had been issued in connection with private placements completed in fiscal 2006.

As of September 30, 2008, there are no warrants outstanding to purchase shares of the Company’s common stock.

Note 10 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on October 31, 2009. Rent expense for the year ended September 30, 2008 was approximately $33,300.

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended
September 30 2009	33,300
September 30, 2010	2,775
$36,075

Note 11– Unearned Income

Unearned income consists of the following at September 30, 2008 and 2007:

	2008	2007
Deposits from customers and distributors	$53,782	$7,494
Nonrefundable Distribution Rights Deposit	1,300,000	-
Total unearned income	$1,353,782	$7,494

On November 1st, 2007, the Company received a Non-Refundable deposit of $1,300,000 for the worldwide rights to market and sells all Medical International Technology Inc.’s present and future Needle-Free Jet-Injectors for the human and animal markets. This deposit is part of an agreement under negotiation, and will be disclosed when finalized, which the Company expects to occur in fiscal 2009. The Company has recorded the deposit as unearned income until such time as a final agreement is reached, at which time the deposit will be earned as income over the estimated contractual life of the final agreement.

Note 12 –Notes Payable

Long-term debt consists of the following at September 30, 2008 and 2007:

	2008	2007

Note payable to a bank, bearing interest at prime plus 2.5%,
secured by equipment, due July 21, 2010	$15,097	$22,040
Note payable to a bank, bearing interest at prime plus 3%,
secured by equipment, due August 28, 2008	-	25,375
Note payable to an individual, unsecured and due on demand	-	250,000
Total long-term debt	$15,097	$297,415
Current portion of long-term debt	(8,237)	(283,154)
Total long-term debt, net	$6,860	$14,261

Schedule maturities of long-term debt are as follows:

Year ended September 30, 2009	$8,237
Year ended September 30, 2010	6,860
Total	$15,097

Medical International Technology, Inc.

Note 13 –Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Medical International Technology, Inc.

Item 8. Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

None

Item 8A. Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (September 30, 2008), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting
During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Medical International Technology, Inc.

Item 8B. Other Information

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME                                   POSITION (S)                                       TENURE

Karim Menassa                    Chairman, President, Director             June 27, 2002 to present
Michel Bayouk                     Secretary, Director                               June 27, 2002 to present

Mr. Karim Menassa, age 57, serves as the President of Medical International Technology, Inc. Mr. Menassa also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Menassa has developed many state-of-the-art, efficient and reliable devices, and has marketed various medical devices in more than 60 countries. Mr. Menassa obtained a degree in Precision Mechanics Design from the Instituto Salesiano Don Bosco in
Cairo, Egypt.

Mr. Michel Bayouk, age 62, serves as the Secretary of Medical International Technology, Inc. Mr. Bayouk also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Bayouk is a Chartered Accountant and has been involved in financial auditing since 1970.

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

Board of Director Meetings and Committees
The Board of Directors held no meetings during the year ended September 30, 2008, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2008 were filed.

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

Medical International Technology, Inc.

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

We will provide to any shareholder, upon request, a copy of our code of ethics.  Any such request should be directed to our corporate secretary at 1872 Beaulac, Ville Saint Laurent, Montreal, Quebec, Canada HR4 2E9.

Item 10. Executive Compensation

Compensation Summary

SUMMARY COMPENSATION TABLE

		Annual Compensation			Award(s)		Payouts
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	$	$	$	$	(#)	$	$

Karim	2008	0	0	0	0	0	0	0
Menassa	2007	0	0	106,338	0	0	0	0
President	2006	0	0	49,538	0	0	0	0
and Director

Michel	2008	0	0	0	0	0	0	0
Bayouk	2007	0	0	0	0	0	0	0
Secretary	2006	0	0	0	0	0	0	0
and Director

Notes:

1.
On April 27, 2007 the Company issued 761,904 restricted common shares at a price of $0.0525 per share to Idee International R & D Inc., a company owned 100% by 2849674 Canada Inc. for a debt conversion of $40,000. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

2.
On April 27, 2007 the Company issued 1,523,809 restricted common shares at a price of $0.0525 per share to 2849674 Canada Inc. for a debt conversion of $40,000. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

3.
On April 27, 2007 the Company issued 1,391,047 restricted common shares at a price of $0.0525 per share to 9117-2221 Quebec Inc., for a debt conversion of $32,000. Michel Bayouk, our Financial Officer and Director control the entity 9117-2221 Quebec Inc.

4.
On June 11 2007, the Board of Director of MIT signed an agreement with 9162-9725 Quebec Inc a Quebec private company, to purchase all of the issued and outstanding shares of 9139-2449 Quebec Inc. (SCNAVIEW) common stock, for a total of 2,500,000 Common shares of MIT. Following the signing of the agreement MIT issued to 9162-9725 Quebec Inc. a total of 2,500,000 Common shares of MIT.

5.
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

6.
On July 17, 2007 the Company issued 1,733,333 restricted common shares at a price of $0.06 per share to 2849674 Canada Inc. for a debt conversion of $104,000. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

7.	On August 20, 2007 the Company issued 841,750 restricted common shares at a price of $0.03 per share to Maurice Menassa for services rendered of US$ 25,252.50.

8.
On August 24, 2007 the Company issued 1,747,684 restricted common shares at a price of $ 0.0262 per share to 2849674 Canada Inc. for services rendered of US$ 45,789.33. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

9.
On August 24, 2007 the Company issued 503,926 restricted common shares at a price of $ 0.0262 per share to IDEE INT’L R&D Inc. for a debt conversion of US$ 13,202.88. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

10.
On August 24, 2007 the Company issued 631,106 restricted common shares at a price of $ 0.0262 per share to 2849674 Canada Inc. for services rendered of US$ 16,535.00. Karim Menassa, our President and Director control the entity 2849674 Canada Inc.

Medical International Technology, Inc.

As of September 30, 2008, the Company had no group life; health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as of September 30, 2008:

Name and Address	Amount and Nature
Of Beneficial Holder	of Beneficial Ownership	Percentage

Karim Menassa	14,533,179 shares	53.7%
President, Director
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E7

Michel Bayouk	3,281,183 shares	12.1%
Secretary, Director
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Officers and Directors as a Group	17,814,362 shares	65, 8%

Total issued and outstanding as of September 30, 2008 was 27,058,663 shares.

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

Medical International Technology, Inc.

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits

31.1	Certifications of the Chief Executive Officer required by Rule 13A-14 or Rule 15D-14 Under the Securities Exchange Act of 1934, As Amended

31.2	Certifications of the Chief Financial Officer required by Rule 13A-14 or Rule 15D-14Under the Securities Exchange Act of 1934, As Amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2008 and 2007 were: $22,500 and $22,500 respectively.

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2008 and 2007 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided.

(3)	Tax Fees

The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2008 and 2007 were: $0 and$0, respectively.

The nature of the services comprising the fees herein disclosed are: none provided

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2008 and 2007.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2008. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6)	Work Performance by others

None

Medical International Technology, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Date: December 10, 2008	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer

Date: December 10, 2008	By:	/s/ Michel Bayouk
Michel Bayouk
Secretary and Principal Accounting Officer