Form 10-Q
period 2008-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2009-02-17
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the period from October 1st 2008 to December 31st 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer ☐

Non-accelerated filer ☐                                                                                                  Smaller reporting company ☐
                (Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2008: 51,058,663 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Consolidated Balance Sheet	3

Consolidated Statements of Operations,	5

Consolidated Statements of Cash Flows	6

Consolidated Statements of Comprehensive Loss	7

Consolidated Statement of Stockholders’ (Deficit)	8

Notes to Unaudited Consolidated Financial Statements	9

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II. OTHER INFORMATION

Item 1 Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

SIGNATURES	17

Item 1. Financial Information

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$11,704	$94,834
Accounts receivable	1,868	---
Inventories	164,339	169,459
Prepaid expenses	2,735	3,565

Total Current Assets	180,646	267,858

Property and Equipment
Tooling and machinery	229,823	229,823
Furniture and office equipment	133,014	133,014
Leasehold improvements	22,163	22,163
	385,000	385,000

Less accumulated depreciation	(312,841)	(299,500)
	72,159	85,500
Other Assets
Patents (net accumulated amortization of $1,514 and $1,398)	515	632
Total Assets	$253,320	$353,990

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	December 31 2008	September 30 2008
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Deferred income	$1,336,165	$1,353,782
Accounts payable and accrued expenses	228,506	90,245
Amounts due to related parties	1,695,767	1,524,321
Current portion of long-term debts	7,740	8,237
	3,268,178	2,976,585
Long-Term Debts	2,265	6,860

Total Liabilities	3,270,443	2,983,445

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized;
51,058,663 and 27,058,663 shares issued and
Outstanding, respectively	5,106	2,706

Additional paid-in capital	6,825,939	6,804,339
Deficit	(9,913,815)	(9,333,413)
Other comprehensive income (loss)	65,647	(103,087)

Total Stockholders' Equity (Deficit)	(3,017,123)	(2,629,455)

Total Liabilities and Stockholders' Equity (Deficit)	253,320	$353,990

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three-Month Period Ended December 31,

	2008	2007
	(Unaudited)	(Unaudited)

Sales	$70,915	$118,592
Cost of sales	(51,610)	(51,399)

Gross profit	19,305	67,193

Research and development costs	(450,000)	(55,064)
Selling, general, and administrative expenses	(150,378)	(172,059)
	(600,378)	(227,123)

Net loss from operations	(581,073)	(159,930)

Other Income (Expense)
Interest income	1,312	768
Interest expense	(641)	(14,112)
	671	(13,344)

Net loss	$(580,402)	$(173,274)

Basic (loss) per share	$(0.016)	$(0.006)

Basic weighted average shares outstanding	37,232,576	27,058,663

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended
	December 31,
	2008	2007
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net Loss	$(580,402)	$(173,274)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization expense	13,458	13,701
Common stock issued for consulting and legal services	4,000	-
(Increase) decrease in Assets
(Increase) decrease in accounts receivable	(1,868)	2,014
(Increase) decrease in inventories	5,120	14,752
(Increase) decrease in research tax credit receivable	-	11,029
(Increase) decrease in prepaid expenses	830	(5,744)
Increase (decrease) in Liabilities
Increase (decrease) in deferred income	(17,617)	1,292,476
Increase (decrease) in accounts payable and accrued expenses	138,261	(160,802)
Net Cash Used in Operating Activities	(438,218)	994,152

Cash Flows from Financing Activities
Gross proceeds from private offering	-	-
Reduction in amounts due to related parties	191,446	(844)
Principal reduction on small business loan	(5,092)	-259,519

Net Cash Provided by Financing Activities	186,354	(260,363)

Effect of exchange rates on cash	168,734	(109,872)

Net Increase (decrease) in Cash and Cash Equivalents	(83,130)	(169,085)
Beginning Balance - Cash and Cash Equivalents	94,834	187,536
Ending Balance - Cash and Cash Equivalents	$11,704	$18,450

Supplemental Information:
Cash Paid For:
Interest Expenses	$641	14,112
Income Taxes	$-	$-

Non-cash transactions:
Related party payables settle by common stock	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	First quarter ending December 31, 2008	First quarter ending December 31, 2007
Net loss	$(576,402)	$(173,274)
Other comprehensive income (loss)
Foreign currency translation adjustment	168,734	(109,872)

Net comprehensive income (loss)	$(407,668)	$(283,146)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

Report
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2008	27,058,663	$2706	$6,804,339	$(9,333,413)

Shares issued for debts	20,000,000	2,000	18,000	-
Shares issued for services	4,000,000	400	3,600	-
Net loss for the period ended December 31, 2008	-	-	-	(580,402)

Balance – December 31, 2008	51,058,663	$5,106	$6825,939	$(9,913,815)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Medical International Technology, Inc. and its subsidiary (collectively referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany balances and transactions have been eliminated.  These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended December 31, 2008 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Note 3 – Inventories

Inventories at December 31, 2008 and September 30, 2008 consist of the following:

	December 31, 2008	September 30, 2008
Raw materials	$128,181	$139,604
Work in process	31,560	23,863
Finished goods	4,598	5,992
Total	$164,339	$169,459

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 4 – Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations. Research and development expenses are as follows:

	December 31, 2008	September 30,2008
R&D Costs	$450,000	$1,802,857
Less Credit	-	(3,158)
	$450,000	$1,802,085

Note 5 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three-months ended December 31, 2008and 2007 were $13,341, and $13,584, respectively.

Note 6 – Intangible Assets

As of December 31, 2008 the Company has net intangible assets totaling $ 515. Amortization expenses for the three-months ended December 31, 2008 and 2007 were $116, and $116, respectively.  Intangible assets consist of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$2,030	$1,515	$515	8.5 through 16

Note 7 – Related Party Transactions

Related party balances consist of the following at December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008
Payable to Idee International R&D, Inc.	$1,695,767	$1,480,378
Payable to 2849-674 Canada, Inc.	-	34,637
Payable to 9117-2221 Quebec Inc.	-	9,306
	$1,695,767	$1,524,321

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Common Stock
From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.  For the quarter ended December 31, 2008, the Company issued 20,000,000 shares of common stock to a related party for payment of outstanding payables of $20,000.  In addition, the Company issued 2,000,000 shares of common stock to the Company’s Chief Executive Officer and 2,000,000 shares to the Company’s Chief Financial Officer for services rendered to the Company.  The value of those services was $4,000.

Preferred Stock

As of December 31, 2008, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of December 31, 2008, there were no outstanding stock options.

Outstanding Warrants

As of December 31, 2008, there were no outstanding warrants.

Note 9 – Notes Payable

Long-term debt consists of the following at December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008

Note payable to a bank, bearing interest at prime plus 2.5%
secured by equipment, due July 21, 2010.	$10,005	$15,097

Current portion of long-term debt	7,740	(8,237)

Long-term debt	$2,265	$6,860

Scheduled maturities of long-term debt are as follows:

December 31, 2009	7,740
December 31, 2010	2,265

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 10 – Contingencies

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

Financial Summary

Results of Operations for the Three-Months ended December 31, 2008 and 2007

For the three-month period ended December 31, 2008, the Company experienced a net loss from operations of  $577,073 which was primarily due to research and development costs of  $450,000 and selling, general and administrative expenses of  $146,378. Gross profits for the period were $19,305.

For the three-month period ended December 31, 2007, the Company’s net loss from operations was $159,930, which was primarily due to research and development costs of  $55,064 and selling, general and administrative expenses of $172,059. Gross profits for this period were $67,193.

For the three-months ended December 31, 2008, the Company experienced an increase in sales compared to sales for the same period last year. Sales for the three-month period ending December 31, 2008 were $70,915 compared to sales of $118,592 for the same period last year. Gross profits for the period ending December 31, 2008 represented 27% of sales, where gross profits for the same period last year represented 56% of sales.

Liquidity and Capital Resources

For the three-month period ending December 31, 2008, the Company’s cash position decreased $83,130. Net cash used in operating activities was $438,218; financing activities provided $186,354; and the effect of exchange rates on cash provided $168,734

For the three-month period ending December 31, 2007, the Company’s cash position decreased $169,085. Net cash used in operating activities was $994,152; financing activities provided $0; and the effect of exchange rates on cash provided $109,872.

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

Medical International Technology, Inc.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.   Controls and Procedures

Evaluation of our Disclosure Controls
As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in internal control over financial reporting
There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

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

Medical International Technology, Inc.
Registrant

Date: February 17, 2009                                                 By:\s\ Karim Menassa, President
           Karim Menassa, President and Principal Executive Officer

Date: February 17, 2009                                                By:\s\ Michel Bayouk, Secretary
          Michel Bayouk, Secretary and Principal Accounting Officer