Form 10-Q
period 2009-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2009-05-18
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 000-31469
(Commission file number)

Medical International Technology, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1509950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1872 Beaulac
Ville Saint-Laurent
Montrйal, Quйbec, Canada H4R 2E7
(Address of principal executive offices)

(514) 339-9355
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                                               Accelerated filer ☐

Non-accelerated filer     ☐                                                                                               Smaller reporting company ☒
                (Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2009: 51,058,663 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Consolidated Balance Sheet	3

Consolidated Statements of Operations,	5

Consolidated Statements of Cash Flows	6

Consolidated Statements of Comprehensive Loss	7

Consolidated Statement of Stockholders’ (Deficit)	8

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Part II. OTHER INFORMATION

Item 1 Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	16

Item 1. Financial Information

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	March 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$48,237	$94,834
Accounts receivable	10,222	---
Inventories	169,469	169,459
Prepaid expenses	6,656	3,565

Total Current Assets	234 584	267,858

Property and Equipment
Tooling and machinery	229,823	229,823
Furniture and office equipment	133,014	133,014
Leasehold improvements	22,163	22,163
	385,000	385,000

Less accumulated depreciation	(326,183)	(299,500)
	58 817	85,500
Other Assets
Patents (net accumulated amortization of $1,631 and $1,398)	399	632
Total Assets	$293,800	$353,990

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Deferred income	$1,374,036	$1,353,782
Accounts payable and accrued expenses	302,033	90,245
Amounts due to related parties	2,212,833	1,524,321
Current portion of long-term debts	7,740	8,237

	3,896,642	2,976,585
Long-Term Debts	447	6,860
Total Liabilities	3,897,089	2,983,445

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized;
51,058,663 and 27,058,663 shares issued and
Outstanding, respectively	5,106	2,706

Additional paid-in capital	6,825,939	6,804,339
Deficit	(10,427,161)	(9,333,413)
Other comprehensive income (loss)	(7,173)	(103,087)

Total Stockholders' Equity (Deficit)	(3,603,289)	(2,629,455)

Total Liabilities and Stockholders' Equity (Deficit)	$293,800	$353,990

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended March 31,		Six-Months Period Ended March 31,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Sales	$88,002	$46,915	$158,917	$165,507
Cost of sales	(34,151)	(47,932)	(85,761)	(99,331)
Gross profit (loss)	53,851	(1,017)	73,156	66,176

Research and development costs	(450,000)	125,989	(900,000)	181,053
Selling, general, and administrative expenses	(115,861)	164,045	(266,239)	336,104
	(565,861)	290,034	(1,166,239)	517,157

Loss from operations	(512,010)	(291,051)	(1,093,083)	(450,981)

Other Income (Expense)
Interest income/loss	(798)	11,499	514	12,267
Interest expense	(538)	(2,005)	(1,179)	(16,117)
	(1,336)	9,494	(665)	(3,850)

Net Loss	$(513,346)	$(281,557)	$(1,093,748)	$(454,831)

Basic (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic weighted average shares outstanding	51,058,663	27,058,663	45,915,806	27,058,663

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net Loss	$(1,093,748)	$(454,831)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization expense	26,915	27,647
Common stock issued for consulting and legal services	2,400	-
Related party payables settle by common stock	21,600
		761
(Increase) decrease in Assets
(Increase) decrease in accounts receivable	(10,222)	761
(Increase) decrease in inventories	(10)	10,198
(Increase) decrease in research tax credit receivable	-	13,889
(Increase) decrease in prepaid expenses	(3,091)	2,764
Increase (decrease) in Liabilities
Increase (decrease) in deferred income	20,255	1,292,476
Increase (decrease) in accounts payable and accrued expenses	211,788	(158,165)
Net Cash Used in Operating Activities	(824,113)	734,739

Cash Flows from Investing Activities
Equipment acquisition	-	(3,423)

Net cash used in investing activities	-	(3,423)

Cash Flows from Financing Activities
Gross proceeds from private offering	-	-
Borrowings (reductions) in amounts due to related parties	688,512	(49,696)
Principal reduction on small business loan	(6,910)	(267,822)

Net Cash Provided by Financing Activities	681,602	(317,518)

Effect of exchange rates on cash	95,914	(152,379)

Net Increase (decrease) in Cash and Cash Equivalents	(46,597)	261,419
Beginning Balance - Cash and Cash Equivalents	94,834	187,536
Ending Balance - Cash and Cash Equivalents	$48,237	$448,955

Supplemental Information:
Cash Paid For:
Interest Expenses	$641	16,117
Income Taxes	$-	$-
	$	$-

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	Six months ending March 31, 2009	Six months ending March 31, 2008
Net loss	$(1,093,748)	$(454,831)
Other comprehensive income (loss)
Foreign currency translation adjustment	95,914	(152,379)

Net comprehensive income (loss)	$(997,834)	$(607,210)

Medical International Technology, Inc.	Quarterly Financial Report

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended March 31, 2009 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Unearned income

On November 1, 2007, the Company received a Non-Refundable deposit of $1,300,000 from a distribution company for the worldwide rights to market and sells all Medical International Technology Inc.’s present and future Needle-Free Jet-Injectors for the human and animal markets. This deposit was part of an agreement under negotiation, which the Company finalized in January 2009.  The agreement term is 10 years, with certain conditions that must be meet by January 2010, including the ability of the distribution company to fund an additional $1,000,000 by January 2010.  The Company has no obligation to refund any of the initial deposit. The Company has recorded the deposit as unearned income, and the deferred income will be earned as income monthly over the next 10 years.  During the qurarter ended March 31, 2009, the Company recorded $32,500 in earned revenue under this agreement.

Note 3 – Inventories

Inventories at December 31, 2008 and September 30, 2008 consist of the following:

	March 31, 2008	September 30, 2008
Raw materials	$136,792	$139,604
Work in process	28 208	23,863
Finished goods	4,469	5,992
Total	$169,469	$169,459

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 4 – Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations. Research and development expenses are as follows:

	March 31, 2008	September 30, 2008
R&D Costs	$900,000	$1,802,857
Less Credit	-	(3,158)
	$900,000	$1,802,085

Note 5 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the six-months ended March 31, 2009 and 2008 was $26,682, and $27,647 respectively.

Note 6 – Intangible Assets

As of March 31, 2009 the Company has net intangible assets totaling $ 399. Amortization expenses for the three-months ended March 31, 2009 and 2008 were $233, and $233, respectively.  Intangible assets consist of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$2,030	$1,631	$399	8.5 through 16

Note 7 – Related Party Transactions

Related party balances consist of the following at March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008
Payable to Idee International R&D, Inc.	$2,212,833	$1,480,378
Payable to 2849-674 Canada, Inc.	-	34,637
Payable to 9117-2221 Quebec Inc.	-	9,306
	$2,212,833	$1,524,321

The Company, from time to time, has borrowed from shareholders and corporations owned by shareholders. These loans are non-interest bearing and due upon demand. In addition, the Company has advanced funds to other corporations owned by shareholders. These loans are also non-interest bearing and due upon demand.

During fiscal 2008 and effective October 1, 2007, the Company entered into a Research and Development Contract with Idee International R&D, Inc.(“Idee”), an entity owned individually by the Company’s CEO and President.  Under the terms of the agreement, Idee will perform specific research and development on needle-free technologies, as defined in the agreement, from October 1, 2007 to September 30, 2009, and the Company will pay Idee $150,000 per month.  The monthly charge is recorded as research and development costs on the accompanying consolidated income statement.  The Company has accrued a liability to Idee of $ 2,212,833under this contract.

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 8 – Stock Activity

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

The Company did not issue any common shares during the quarter ended March 31, 2009.

Preferred Stock

As of March 31, 2009, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of March 31, 2009, there were no outstanding stock options.

Outstanding Warrants

As of March 31, 2009, there were no outstanding warrants.

Note 9 – Notes Payable

Long-term debt consists of the following at March 31, 2009 and September 30, 2008:

	March 31, 2008	September 30, 2008

Note payable to a bank, bearing interest at prime plus 2.5%
secured by equipment, due July 21, 2010.	$8,187	$15,097

Current portion of long-term debt	(7,740)	(8,237)

Long-term debt	$447	$6,860

Scheduled maturities of long-term debt are as follows:

March 31, 2010	7,740
July 31, 2010	447

Note 10 – Subsequent Events

In April 2009, the company issued 2,000,000 common shares for$ 200,000 as part of the private placement agreement. Proceeds of the private placement will be used to fund operation

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 11 – Contingencies

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

Financial Summary

Results of Operations for the Six-Months ended March 31, 2009 and 2008

For the six-month period ended March 31, 2009, the Company experienced a net loss from operations of  $1,093,083 which was primarily due to research and development costs of  $900,000 and selling, general and administrative expenses of  $266,239. Gross profits for the period were $73,156.

For the six-month period ended March 31, 2008, the Company’s net loss from operations was $450,981, which was primarily due to research and development costs of  $181,053 and selling, general and administrative expenses of $336,101. Gross profits for this period were $66,176.

For the six-months ended March 31, 2009, the Company experienced a decrease in sales compared to sales for the same period last year. Sales for the six-month period ending March 31, 2009 were $158,917 compared to sales of $165,507 for the same period last year. Gross profits for the period ending March 31, 2009 represented 46% of sales, where gross profits for the same period last year represented 40% of sales.

Liquidity and Capital Resources

For the six-month period ending March 31, 2009, the Company’s cash position decreased $46,597. Net cash used in operating activities was $824,113; financing activities provided $681,602; and the effect of exchange rates on cash provided $95,914

For the six-month period ending March 31, 2008, the Company’s cash position increased $261,419. Net cash used in operating activities was $734,739; financing activities provided $317,518; and the effect of exchange rates on cash provided $152,379.

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

Medical International Technology, Inc.

Product Development

Medical International Technologies is still working towards getting FDA approval for its needle-free injector, few more test are required and are being planned – the MED-JET, designed specifically for human mass inoculations. The MED-JET is capable of delivering many types of medications such as vaccines, insulin and other types of injectables. Its low-pressure technology offers an advantage to alternative high pressure systems that can cause blowbacks and expose medical workers and patients alike to microscopic traces of blood.

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

On December 15, 2005, Medical International Technologies, Inc announced that it has received full certification granted under the International Organization for Standardization, as well as the Canadian Medical Device Conformity Assessment System, for devices to be licensed by HEALTH CANADA. These certifications allow MIT to market the Med-Jet Needle-Free Injector for human use in all countries other than the U.S., MIT is working towards getting FDA approval, more test are required and are being planned at this point. The Med-Jet injector will be submitted for FDA approval as soon as we complete the required testing which, if accepted, will allow MIT to sell the Med-Jet in the United States, making it a truly worldwide system.

MIT's Needle-Free Injection System, designed specifically to allow fast, accurate and safe injections, is rapidly moving toward establishing itself as a valuable instrument in the fight against disease in both humans and animals. Spurred on by growing fears of a world wide pandemic that could match or even exceed the deadly flu pandemic of 1918, which killed millions of people, the MIT team is focusing its efforts to make its Needle-Free Injection System available to the world.

Now that MIT is able to sell its Med-Jet in all countries, other than the U.S., it is working to complete the FDA filings. The first of these will be for use of the Med-Jet for injecting anesthesia in a variety of situations. The second, and most significant in light of the news coming out of Mexico and USA and other countries around the world concerning the spread of Influenza A (H1N1) to humans, will be the Med-Jet-H-III, for mass vaccination in case of a pandemic, such as Avian Influenza, Polio, Tuberculosis, Malaria or HIV.

MIT is also pursuing increasing interest in its Agro-Jet needle-free injector. Having the same benefits as Med-Jet, Agro-Jet will become a valuable instrument in the fight against many diseases such as Swine Flue and Avian Flu via its ability to mass inoculate animals at over 1000 injections per hour.

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

Date: May 16, 2009
By:\s\ Karim Menassa, President
Karim Menassa, President and Principal Executive Officer

Date: May 16, 2009
By:\s\ Michel Bayouk, Secretary
Michel Bayouk, Secretary and Principal Accounting Officer