Form 10-Q
period 2009-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2009-08-17
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.495 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2009: 57,344,375 shares of common stock

Item 1. Financial Information

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$100,109	$94,834
Accounts receivable	31,251	---
Inventories	191,618	169,459
Prepaid expenses	3,557	3,565

Total Current Assets	326,535	267,858

Investment
49% Participation in a joint venture company under the name of " Jiangsu Hualan MIT Medical Technology (MIT China) Ltd"	406,100	---
Property and Equipment
Tooling and machinery	229,823	229,823
Furniture and office equipment	133,014	133,014
Leasehold improvements	22,163	22,163
	385,000	385,000

Less accumulated depreciation	(337,558)	(299,500)
	47,442	85,500
Other Assets
Patents (net accumulated amortization of $1,747 and $1,398)	283	632
Total Assets	$780,360	$353,990

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Deferred income	$1,235,000	$1,353,782
Accounts payable and accrued expenses	295,835	90,245
Amounts due to related parties	2,824,070	1,524,321
Current portion of long-term debts	6,760	8,237

	4,361,665	2,976,585
Long-Term Debts	450	6,860
Total Liabilities	4,362,115	2,983,445

Stockholders' Equity (Deficit)

Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized;
57,344,375 and 27,058,663 shares issued and
Outstanding, respectively	5,734	2,706

Additional paid-in capital	7,453,883	6,804,339
Deficit	(11,007,866)	(9,333,413)
Other comprehensive income (loss)	(33,506)	(103,087)

Total Stockholders' Equity (Deficit)	(3,581,755)	(2,629,455)

Total Liabilities and Stockholders' Equity (Deficit)	$780,360	$353,990

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended June 30,		Nine-Months Period Ended June 30,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Sales	$234,060	$140,553	$392,977	$306,060
Cost of sales	(62,820)	37,655	(148,581)	136,986
Gross profit (loss)	171,240	102,898	244,396	169,074

Research and development costs	(581,373)	(78,990)	(1,481,373)	102,063
Selling, general, and administrative expenses	(171,085)	427,268	(437,323)	763,372
	(752,458)	348,278	(1,918,696)	865,435

Loss from operations	(581,218)	(245,380)	(1,674,300)	(696,361)

Other Income (Expense)
Interest income/loss	1,361	152	1,875	12,419
Interest expense	(848)	(975)	(2,027)	(17,092)
	513	(823)	(152)	(4,673)

Net Loss	$(580,705)	$(246,203)	$(1,674,452)	$(701,034)

Basic (loss) per share	$(0.01)	$(0.009)	$(0.029)	$(0.02)

Basic weighted average shares outstanding	57,344,375	27,058,663	57,344,375	27,058,663

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net Loss	$(1,674,452)	$(701,034)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization expense	38,407	41,468
Common stock issued for consulting and legal services	2,400	-
Common stock issued for additional capital	628	-

(Increase) decrease in Assets
(Increase) decrease in accounts receivable	(31,251)	6,937
(Increase) decrease in inventories	(22,159)	5,926
(Increase) decrease in research tax credit receivable	-	23,742
(Increase) decrease in prepaid expenses	8	(32)
Increase (decrease) in Liabilities
Increase (decrease) in deferred income	(118,782)	1,358,752
Increase (decrease) in accounts payable and accrued expenses	205,590	(118,626)
Net Cash Used in Operating Activities	(1,599,611)	617,133

Cash Flows from Investing Activities
Equipment acquisition	-	(3,423)

Net cash used in investing activities	-	(3,423)

Cash Flows from Financing Activities
Investment	(406,100)	-
Gross proceeds from private offering	649,543	-
Common stock issued for debt reductions	-	-
Increases (reductions) in amounts due to related parties	1,299,749	(49,696)
Principal reduction on small business loan	(7,887)	(267,356)

Net Cash Provided by Financing Activities	1,535,305	(326,052)

Effect of exchange rates on cash	69,581	(276,151)

Net Increase (decrease) in Cash and Cash Equivalents	5,275	11,507
Beginning Balance - Cash and Cash Equivalents	94,834	187,536
Ending Balance - Cash and Cash Equivalents	$100,109	$199,043

Supplemental Information:
Cash Paid For:
Interest Expenses	$2,027	17,092
Income Taxes	$-	$-
	$	$-

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	Third quarter ending June 30, 2009	Third quarter ending June 30, 2008
Net loss	$(1,674,452)	$(701,034)
Other comprehensive income (loss)
Foreign currency translation adjustment	69,581	(276,151)

Net comprehensive income (loss)	$(1,604,871)	$(977,185)

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Medical International Technology, Inc. and its subsidiary (collectively referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany balances and transactions have been eliminated.  These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended June 30, 2009 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Unearned income

On November 1st, 2007, the Company received a Non-Refundable deposit of $1,300,000 for the worldwide rights to market and sells all Medical International Technology Inc.’s present and future Needle-Free Jet-Injectors for the human and animal markets. This deposit is part of an agreement under negotiation, and will be disclosed when finalized, which the Company expects to occur in fiscal 2009.  The Company has recorded the deposit as unearned income until such time as a final agreement is reached, at which time the deposit will be earned as income over the estimated contractual life of the final agreement. As at June 30, 2009, the Company had earned$ 65,000.

Note 3 – Inventories

Inventories at June 30, 2009 and September 30, 2008 consist of the following:

	June 30, 2009	September 30, 2008
Raw materials	$144,012	$139,604
Work in process	42,762	23,863
Finished goods	4,844	5,992
Total	$191,618	$169,459

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 4 – Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations. Research and development expenses are as follows:

	June 30, 2009	September 30, 2008
R&D Costs	$1,481,373	$1,802,857
Less Credit	-	(3,158)
	$1,481,373	$1,802,085

Note 5 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the nine-months ended June 30, 2009 and 2008 was $38,058 and $41,119 respectively.

Note 6 – Intangible Assets

As of June 30, 2009 the Company has net intangible assets totaling $ 283. Amortization expenses for the nine-months ended June 30, 2009 and 2008 were $349 and $349, respectively.  Intangible assets consist of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$2,030	$1,747	$283	8.5 through 16

Note 7 – Related Party Transactions

Related party balances consist of the following at Jun30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008
Payable to Idée International R&D, Inc.	$2,824,070	$1,480,378
Payable to 2849-674 Canada, Inc.	-	34,637
Payable to 9117-2221 Quebec Inc.	-	9,306
	$2,824,070	$1,524,321

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)
Note 8 – Common Stock

Common Stock
From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.  For the quarter ended March 31, 2009, the Company issued 20,000,000 shares of common stock to a related party for payment of outstanding payables of $20,000.  In addition, the Company issued 2,000,000 shares of common stock to the Company’s Chief Executive Officer and 2,000,000 shares to the Company’s Chief Financial Officer for services rendered to the Company.  The value of those services was $4,000.

For the quarter ended June 30, 2009, the Company issued 6,285,712 shares of common stock for additional capital of $628,571.

Preferred Stock

As of June 30, 2009, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of June 30, 2009, there were no outstanding stock options.

Outstanding Warrants

As of June 30, 2009, there were no outstanding warrants.

Note 9 – Notes Payable

Long-term debt consists of the following at June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008

Note payable to a bank, bearing interest at prime plus 2.5%
Secured by equipment, due July 21, 2010.	$7,211	$15,097

Current portion of long-term debt	6,760	(8,237)

Long-term debt	$450	$6,860

Scheduled maturities of long-term debt are as follows:

June 30, 2010	6,760
July 21, 2010	450

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 10 – Investment in Joint Venture

On May 6, 2009, the Company entered into a certain joint venture agreement (the “Joint Venture Agreement”) with Jiangsu Hualan Biotechnology Ltd. (China) (“Jiangsu Hualan”).   Pursuant to the Joint Venture Agreement, the parties established a joint venture company, Jiangsu Hualan MIT Medical Technology (MIT China) Ltd. (“MIT China” or the “Joint Venture”), focusing on research, production and sales of medical equipments, import and export of medical equipments and components products, especially Needle-Free Jet Injector products. The total investment by the Joint Venture shall amount to $2,000,000, and the registered capital shall amount to $1,400,000.  The Company invested cash of $406,100 and transferred the license rights to produce and sell the Company’s needle-free injectors products into the Joint Venture.  The license rights were valued at $280,000 under the agreement.  The contributions by the Company resulted in the Company owning 49% of the registered capital of the Joint Venture.  Jiangsu Hualan contributed cash of $714,000, and owns 51% of the registered capital.

Under the agreement, the Company appointed 1 member to the Board of Directors of the Joint Venture and Jiangsu Hualan appointed  2 members to the Board of Directors.  Profits of the Joint Venture will be paid based each parties investment in the registered capital.

During the period from May 6, 2009 to June 30, 2009, the Joint Venture had not commenced operations .  The Company expects the Joint Venture to commence operations during the Company’s fourth quarter of fiscal 2009.

As of June 30, 2009, the Company recorded an investment in the Joint Venture of $406,100, representing the cash contributed to the Joint Venture.  The Company has determined the recorded investment approximates the Company’s value in the equity of the Joint Venture at June 30. 2009.

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

Medical International Technology, Inc.

Item 2.   Management's Discussion and Analysis of Financial Condition and Plan of Operations

This quarterly report on Form 10-Q and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward-looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations, and any businesses that Registrant may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Registrant believes that the expectations reflected in the forward-looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Financial Summary

Results of Operations for the Nine-Months ended June 30, 2009 and 2008

For the nine-month period ended June 30, 2009, the Company experienced a net loss from operations of  $1,674,300 which was primarily due to research and development costs of  $1,481,373 and selling, general and administrative expenses of  $437,323. Gross profits for the period were $244,396.

For the nine-month period ended June 30, 2008, the Company’s net loss from operations was $696,361, which was primarily due to research and development costs of  $102,063 and selling, general and administrative expenses of $763,372. Gross profits for this period were $169,074.

For the nine-months ended June 30, 2009, the Company experienced an increase in sales compared to sales for the same period last year. Sales for the nine-month period ending June 30, 2009 were $392,977 compared to sales of $306,060 for the same period last year. Gross profits for the none-month period ending June 30, 2009 represented 62% of sales, where gross profits for the same period last year represented 55% of sales.

Results of Operations for the Three-Months ended June 30, 2009 and 2008

For the three-month period ended June 30, 2009, the Company experienced a net loss from operations of  $581,218 which was primarily due to research and development costs of  $581,373 and selling, general and administrative expenses of  $171,085. Gross profits for the period were $171,240.

For the three-month period ended June 30, 2008, the Company’s net loss from operations was $245,380, which was primarily due to research and development costs of  $78,990 and selling, general and administrative expenses of $427,268. Gross profits for this period were $02,898.

For the three-months ended June 30, 2009, the Company experienced an increase in sales compared to sales for the same period last year. Sales for the three-month period ending June 30, 2009 were $234,060 compared to sales of $140,553 for the same period last year. Gross profits for the three-month period ending June 30, 2009 represented 73% of sales, where gross profits for the same period last year represented 73% of sales.

Liquidity and Capital Resources

For the nine-month period ending June 30, 2009, the Company’s cash position increased $5,275. Net cash used in operating activities was $950,068; financing activities provided $885,762; and the effect of exchange rates on cash provided $69,581.

For the nine-month period ending June 30, 2008, the Company’s cash position increased $11,507. Net cash used in operating activities was $617,133; financing activities provided $326,052; and the effect of exchange rates on cash provided $276,151.

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

On May 6, 2009, the Company entered into a certain joint venture agreement (the “Joint Venture Agreement”) with Jiangsu Hualan Biotechnology Ltd. (China) (“Jiangsu Hualan”).   Pursuant to the Joint Venture Agreement, the parties established a joint venture company, Jiangsu Hualan MIT Medical Technology (MIT China) Ltd. (“MIT China” or the “Joint Venture”), focusing on research, production and sales of medical equipments, import and export of medical equipments and components products, especially Needle-Free Jet Injector products.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other information

None

Item 6.   Exhibits

31.1         Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15(d)-14(a)).

32.1         Certification of Principal Executive Officer and Principal Accounting Officer pursuant to (18U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Date: August 14, 2009	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer And interim Secretary and Principal Accounting Officer