Form 10-K/A
period 2007-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2009-11-24
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-KSB

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

EXPANATORY NOTE

This Amendment No. 2 to the annual report on Form 10K/A is being filed to amend our annual report on Form 10K/A for the year ended September 30, 2007, which was originally reported on January 9, 2008.  We are filing this Form 10K/A to amend and restate Item 7, Financial Statements and to revise the certifications.

 As previously reported on Form 8-K filed on October 29, 2009, the officers of Medical International Technology, Inc. (the “Company”) concluded that the financial statements included in our Annual Report on Form 10-K for the years ended September 30, 2008 and 2007, and the Quarterly Reports for the periods ended December 31, 2008, March 31, 2009 and June 30, 2009, should be restated to correct a foreign currency translation error.  At each respective balance sheet date, property and equipment, including accumulated depreciation, was translated using historical exchange rates at the date of purchase rather than the current exchange rate at each balance sheet date, as required by SFAS No. 52.  The correction of the translation error had no effect on net income (loss) or cash flows as previously reported in any period.

In addition, the Company will be amending its Statement of Cash Flows for the year ended September 30, 2007 to properly present and disclose certain non-cash transactions that were previously included as cash transactions.  There was no effect on the net increase in cash for the year ended September 30, 2007 as a result of these corrections.

As the result of the currency translation error and the incorrect presentation of non-cash transactions during fiscal 2007, we are restating our financial statements included in the Annual Reports on Form 10-K and Form 10-K/A for the years ended September 30, 2008 and 2007, respectively, and the Quarterly Reports for the periods ended December 31, 2008, March 31, 2009, June 30, 2009 and associated disclosures.

For the convenience of the reader, this Form 10-K/A, sets forth the Form 10-K/A (Amendment No. 1) in its entirety, as amended by this Form 10K/A.  However, this Form 10-K/A amends only Item 7 of Part II in its entirety, in each case, solely as a result of, and to reflect, the Restatement, and, except as noted above, no other information in the Form 10-K/A (Amendment No, 1) is amended hereby.  In addition, Item 15 of Part IV of this Form 10-K/A has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are attached to this Form 10-K/A as Exhibits31.1, 31.2, 32.1, and 32.2.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or Amendment No. 1 to the Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.

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

/s/ PS STEPHENSON & CO., P.C.

Wharton, Texas
December 3, 2007 except for Note 2, which is Ocotber 2, 2009

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
Assets

Current assets
Cash and cash equivalents	$187,536	$2,920
Accounts receivable	6,937	19,244
Inventories	194,826	78,822
Research credit receivable	127,718	182,630
Prepaid expenses	2,764	5,368

Total Current Assets	519,781	288,984

Property and Equipment
Tooling and machinery	306,684	272,966
Furniture and office equipment	160,711	72,153
Leasehold improvements	30,157	26,841
	497,552	371,960
Less accumulated depreciation	(299,832)	(230,804)

	197,720	141,156

Other Assets
Patents (net of accumulated amortization of $932 and $466)	1,098	1,564

Total Assets	$718,599	$431,704

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

Stockholder's Equity (Deficit)
Preferred Stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding shares as of September 30, 2007

Common Stock, $.0001 par value; 100,000,000 shares authorized;
Issued and outstanding 27,058,663 shares as of September 30, 2007	2,706	1,086

Additional paid-in capital	6,804,339	5,786,600
Deficit	(6,971,531)	(6,073,155)
Other comprehensive income (loss)	230,328	17,415

Total Stockholder's Equity (Deficit)	65,842	(268,054)

Total Liabilities and Stockholder's Equity (Deficit)	$718,599	$431,704

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

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended
	September 30,
	2007		2006		2005

Net loss	$	(898,376)	$	(1,509,633)	$	(772,154)
Other comprehensive income (loss)
Foreign currency translation adjustment)		212,913		53,128		49,723

Net comprehensive loss	$	(685,463)	$	(1,456,505)	$	(722,431)

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

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	September 30,
	2007		2006	2005

Cash Flows from Operating Activities
Net Loss	$(898,376)		$(1,509,633)		$(772,154)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	46,446		40,798		41,170
Amortization expense	466		233		233
Common stock issued for services	561,136		578,990		94,611
Goodwill impairment charge	131,382		-		-
(Increase) Decrease in Assets
Decrease (Increase) in accounts receivable	12,307		16,050		(35,294)
(Increase) Decrease in research credit receivable	103,341		12,282		(78,948)
Decrease (Increase) in inventories	(48,670)		18,601		113,154
Decrease of receivable from taxing authorities	-		-		-
Decrease (Increase) in prepaid expenses	2,604		(5,368)		-
Increase (Decrease) in Liabilities
(Decrease) Increase in deferred income	(50,064)		(58,979)		38,192
Increase in related party payables	63,050		-		-
(Decrease) Increase in accounts payable and accrued expenses	(232,063)		(225,764)		475,327
Net cash used in operating activities	(308,441)		(1,132,790)		(123,709)

Equipment acquisition	-		(21,127)		-
Tooling and machinery	-		-		-
Net cash used in investing activities	-		(21,127)		-

Gross proceeds from private offering	65,020		1,287,098		-
Advances from related parties	-		-		88,235
Reduction in amounts due to related parties	(50,054)		(139,854)		-
Issuance of notes payable	294,547		(16,484)		(15,238)
Net cash provided by financing activities	309,513		1,130,760		72,997
Effect of exchange rates on cash	183,544		20,203		49,723
Increase (decrease) in cash	184,616		(2,954)		(989)
Cash, beginning of period	2,920		5,874		6,863
Cash, end of period	$187,536		$2,920		5,874

Supplemental disclosure of cash flow information
Cash Paid For:
Interest	$25,463		$31,256		$47,929
Income taxes	$-		$-		$-

Supplemental disclosure of non-cash transactions Common stock issued for debt reductions	$218,204	$ _		$ -

The accompanying notes are an integral part of these financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Business Activities,Related Risks and Summary of Significant Accounting Policies

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

Foreign Currency Translations

The Company operates out of its offices in Montreal, Canadaand maintains its books and records in Canadian Dollars. The financial statements herein have been converted into U.S. Dollars. Balance sheet accounts have been translated at exchange rates in effect at the end of the year.  .  Income statement accounts have been translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009

Note 2 – Restatement

On October 2, 2009, the officers of Medical International Technology, Inc. (the “Company”) concluded that the financial statements included in our Annual Report on Form 10-K for the years ended September 30, 2008 and 2007, and the Quarterly Reports for the periods ended December 31, 2008, March 31, 2009 and June 30, 2009, should be restated to correct a foreign currency translation error.  At each respective balance sheet date, property and equipment, including accumulated depreciation, was translated using historical exchange rates at the date of purchase rather than the current exchange rate at each balance sheet date, as required by SFAS No. 52.  The correction of the translation error had no effect on net income (loss) or cash flows as previously reported in any period.  The effect of the restatement on specific items in the balance sheet is as follows:

	September 30, 2007
	As Previously		As
	Reported	Adjustments	Restated
Property and equipment
Tooling and machinery	$225,175	$81,509	$306,684
Furniture and office equipment	133,014	27,697	160,711
Leasehold improvements	22,163	7,994	30,157
Total property and equipment	380,352	117,200	497,552
Less accumulated depreciation	(245,536)	(54,296)	(299,832)
Total property and equipment, net	$134,816	$62,904	$197,720

Stockholders' Equity (Deficit)
Other comprehensive income (loss)	$167,424	$62,904	$230,328

Total stockholders' equity (deficit)	$2,938	$62,904	$65,842

	September 30, 2006
	As Previously		As
	Reported	Adjustments	Restated
Property and equipment
Tooling and machinery	$225,175	$47,791	$272,966
Furniture and office equipment	59,372	12,781	72,153
Leasehold improvements	22,163	4,678	26,841
Total property and equipment	306,710	65,250	371,960
Less accumulated depreciation	(199,090)	(31,714)	(230,804)
Total property and equipment, net	$107,620	$33,536	$141,156

Stockholders' Equity (Deficit)
Other comprehensive income (loss)	$(16,121)	$33,536	$17,415

Total stockholders' equity (deficit)	$(301,590)	$33,536	$(268,054)

In addition, the Company restated its Statement of Cash Flows for the year ended September 30, 2007 to properly present and disclose certain non-cash transactions that were previously included as cash transactions.  Specifically, the company originally reported common stock issued for debt reductions aggregating $218, 204 as an operating activity.  The restated cash flow statement reflects those stock issuances for debt reductions as a non-cash transaction.  There was no effect on the net increase in cash for the year ended September 30, 2007 as a result of these corrections.

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

3.2	Bylaws of the Corporation filed with registrant’s annual report on Form 10-KSB incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission on January 3, 2006.

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a))

Medical International Technology, Inc.

32.1
Certification of the Chief Executive Officer and Chief Financial Offier required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) And Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

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

Medical International Technology, Inc.
Registrant

Date: November 24, 2009	By:	/s/ Karim Menassa, President
Karim Menassa, President and Principal Executive Officer Interim Secretary and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 24, 2009	By:	/s/ Karim Menassa, President
Karim Menassa, President and Principal Executive Officer
Interim Secretary and Principal Accounting Officer