Form 10-K/A
period 2008-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2009-11-24
CIK 1112372

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

EXPANATORY NOTE

This Amendment to the annual report on Form 10K/A is being filed to amend our annual report on Form 10K for the year ended September 30, 2008, which was originally reported on December 10, 2008.  We are filing this Form 10K/A to amend and restate Item 7, Financial Statements and to revise the certifications.

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

As the result of the currency translation error and the incorrect presentation of non-cash transactions during fiscal 2007, we are restating our financial statements included in the Annual Report on Form 10-K for the years ended September 30, 2008 and 2007, and the Quarterly Reports for the periods ended December 31, 2008, March 31, 2009, June 30, 2009 and associated disclosures.

For the convenience of the reader, this Form 10-K/A, sets forth the Original Form 10-K in its entirety, as amended by this Form 10K/A.  However, this Form 10-K/A amends only Item 7 of Part II in its entirety, in each case, solely as a result of, and to reflect, the Restatement, and, except as noted above, no other information in the Original Form 10-K is amended hereby.  In addition, Item 15 of Part IV of this Form 10-K/A has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are attached to this Form 10-K/A as Exhibits31.1, 31.2, 32.1, and 32.2.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.

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

/s/ PS STEPHENSON & CO., P.C.

Wharton, Texas
November 21, 2008 except for Note 2, which is October 2, 2009

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$94,834	$187,536
Accounts receivable	-	6,937
Inventories	169,459	194,826
Research credit receivable	-	127,718
Prepaid expenses	3,565	2,764
Total current assets	267,858	519,781
Property and Equipment
Tooling and machinery	330,873	306,684
Furniture and office equipment	170,356	160,711
Leasehold improvements	31,925	30,157
Total property and equipment	533,154	497,552
Less accumulated depreciation	(381,358)	(299,832)
Total property and equipment, net	151,796	197,720

Patents (net of accumulated amortization of $1,398 and $932)	632	1,098

Total assets	$420,286	$718,599

Liabilities and Stockholder's Equity (Deficit)

Current liabilities
Deferred income	$1,353,782	$7,494
Accounts payable and accrued expenses	90,245	235,102
Amounts due to related parties	1,524,321	63,050
Loans payable – related parties	-	49,696
Current portion of long-term debts	8,237	283,154
Total current liabilities	2,976,585	638,496
Long-Term Debts	6,860	14,261
Total liabilities	2,983,445	652,757

Stockholder's Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
No issued and outstanding shares.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
27,058,663 and 27,058,663 issued and outstanding, respectively	2,706	2,706
Additional paid-in capital	6,804,339	6,804,339
Accumulated deficit	(9,333,413)	(6,971,531)
Other comprehensive income (loss)	(36,791)	230,328
Total Stockholder's Equity (Deficit)	(2,563,159)	65,842

Total Liabilities and Stockholder's Equity (Deficit)	$420,286	$718,599

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

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended September 30,
	2008	2007

Net loss	$(2,361,882)	$(898,376)
Other comprehensive income (loss)
Foreign currency translation adjustment	(267,119)	212,913

Comprehensive loss	$(2,629,001)	$(685,463)

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

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,361,882)	$(898,376)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	53,963	46,446
Amortization expense	466	466
Goodwill impairment charge	-	131,382
Common stock issued for services	-	561,136
Changes in:
Accounts receivable	6,937	12,307
Research credit receivable	127,718	103,341
Inventories	25,367	(48,670)
Prepaid expenses	(801)	2,604
Accounts payable and accrued liabilities	(159,805)	(232,063)
Related party payables	1,476,219	63,050
Deferred income	1,353,075	(50,064)
Net cash used by operating activities	521,257	(308,441)

Cash flows from investing activities:
Tooling and machinery	(4,648)	-
Net cash used by investing activities	(4,648)	-

Cash flows from financing activities:
Proceeds from issuance of stock, net	-	65,020
Reduction in amounts due to related parties	(49,696)	(50,054)
Issuance of notes payable	-	294,547
Repayment on notes payable	(282,318)	-
Net cash provided from financing activities	(332,014)	309,513

Effect of exchange rates on cash	(277,297)	183,544

Increase (decrease) in cash	(92,702)	184,616
Cash, beginning of period	187,536	2,920
Cash, end of period	$94,834	$187,536

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,779	$25,463
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$218,20 4

The accompanying notes are an integral part of these consolidated financial statements.

Medical International Technology, Inc.

Note 1 –   Business Activities, Related Risks and Summary of Significant Accounting Policies

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

Going Concern:

The Company has incurred net losses aggregating $4,769,891 during the three years ended June 30, 2008.  In addition, the Company has a working capital deficiency of $2,563,159 and a stockholder’s deficiency of $2,629,455 at September 30, 2008. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

	September 30, 2008
	As Previously		As
	Reported	Adjustments	Restated
Property and equipment
Tooling and machinery	$229,823	$101,050	$330,873
Furniture and office equipment	133,014	37,342	170,356
Leasehold improvements	22,163	9,762	31,925
Total property and equipment	385,000	148,154	533,154
Less accumulated depreciation	(299,500)	(81,858)	(381,358)
Total property and equipment, net	$85,500	$66,296	$151,796

Stockholders' Equity (Deficit)
Other comprehensive income (loss)	$(103,087)	$66,296	$(36,791)

Total stockholders' equity (deficit)	$(2,629,455)	$66,296	$(2,563,159)

	September 30, 2007
	As Previously		As
	Reported	Adjustments	Restated
Property and equipment
Tooling and machinery	$225,175	$42,664	$267,839
Furniture and office equipment	133,014	(3,350)	129,664
Leasehold improvements	22,163	3,643	25,806
Total property and equipment	380,352	42,957	423,309
Less accumulated depreciation	(245,536)	(120,301)	(365,837)
Total property and equipment, net	$134,816	$(77,344)	$57,472

Stockholders' Equity (Deficit)
Other comprehensive income (loss)	$(33,506)	$10,030	$(23,476)

Total stockholders' equity (deficit)	$(3,581,755)	$10,030	$(3,571,725)

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

Note 8–   Income Taxes

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

Medical International Technology, Inc.

Date: November 24, 2009	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer, Interim Secretary and Principal Accounting Officer