Form 10-Q/A
period 2008-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2009-11-24
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO  FORM 10-Q

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

EXPANATORY NOTE

This Amendment to the quarterly report on Form 10Q/A is being filed to amend our quarterly report on Form 10Q for the quarter ended December 31, 2008, which was originally reported on February 17, 2009.  We are filing this Form 10Q/A to amend and restate Part I, Item 1, Unaudited Financial Statements.

 As previously reported on Form 10KSB/A filed on November 24, 2009, for the year ended September 30, 2008, the officers of Medical International Technology, Inc. (the “Company”) concluded that the financial statements included in our Annual Report on Form 10-K for the years ended September 30, 2008 and 2007, and the Quarterly Reports for the periods ended December 31, 2008, March 31, 2009 and June 30, 2009, should be restated to correct a foreign currency translation error.  At each respective balance sheet date, property and equipment, including accumulated depreciation, was translated using historical exchange rates at the date of purchase rather than the current exchange rate at each balance sheet date, as required by SFAS No. 52.  The correction of the translation error had no effect on net income (loss) as previously reported in any period.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Consolidated Balance Sheet	3

Consolidated Statements of Operations,	5

Consolidated Statements of Cash Flows	6

Consolidated Statements of Comprehensive Loss	7

Consolidated Statement of Stockholders’ (Deficit)	8

Notes to Unaudited Consolidated Financial Statements	9

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II. OTHER INFORMATION

Item 1 Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

SIGNATURES	17

Item 1. Financial Information

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$11,704	$94,834
Accounts receivable	1,868	---
Inventories	164,339	169,459
Prepaid expenses	2,735	3,565

Total Current Assets	180,646	267,858

Property and Equipment
Tooling and machinery	254,185	330,873
Furniture and office equipment	118,469	170,356
Leasehold improvements	24,498	31,925
	397,152	533,154

Less accumulated depreciation	(323,111)	(381,358)
	74,041	151,796
Other Assets
Patents (net accumulated amortization of $1,514 and $1,398)	515	632
Total Assets	$255,202	$420,286

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	December 31 2008	September 30 2008
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Deferred income	$1,336,165	$1,353,782
Accounts payable and accrued expenses	228,506	90,245
Amounts due to related parties	1,695,767	1,524,321
Current portion of long-term debts	7,740	8,237
	3,268,178	2,976,585
Long-Term Debts	2,265	6,860

Total Liabilities	3,270,443	2,983,445

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized;
51,058,663 and 27,058,663 shares issued and
Outstanding, respectively	5,106	2,706

Additional paid-in capital	6,825,939	6,804,339
Deficit	(9,913,815)	(9,333,413)
Other comprehensive income (loss)	67,529	(36,791)

Total Stockholders' Equity (Deficit)	(3,015,241)	(2,563,159)

Total Liabilities and Stockholders' Equity (Deficit)	255,202	$420,286

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three-Month Period Ended December 31,

	2008	2007
	(Unaudited)	(Unaudited)

Sales	$70,915	$118,592
Cost of sales	(51,610)	(51,399)

Gross profit	19,305	67,193

Research and development costs	(450,000)	(55,064)
Selling, general, and administrative expenses	(150,378)	(172,059)
	(600,378)	(227,123)

Net loss from operations	(581,073)	(159,930)

Other Income (Expense)
Interest income	1,312	768
Interest expense	(641)	(14,112)
	671	(13,344)

Net loss	$(580,402)	$(173,274)

Basic (loss) per share	$(0.016)	$(0.006)

Basic weighted average shares outstanding	37,232,576	27,058,663

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended
	December 31,
	2008	2007
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net Loss	$(580,402)	$(173,274)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization expense	13,458	13,701
Common stock issued for consulting and legal services	4,000	-
(Increase) decrease in Assets
(Increase) decrease in accounts receivable	(1,868)	2,014
(Increase) decrease in inventories	5,120	14,752
(Increase) decrease in research tax credit receivable	-	11,029
(Increase) decrease in prepaid expenses	830	(5,744)
Increase (decrease) in Liabilities
Increase (decrease) in deferred income	(17,617)	1,292,476
Increase (decrease) in accounts payable and accrued expenses	138,261	(160,802)
Net Cash Used in Operating Activities	(438,218)	994,152

Cash Flows from Financing Activities
Gross proceeds from private offering	-	-
Reduction in amounts due to related parties	191,446	(844)
Principal reduction on small business loan	(5,092)	-259,519

Net Cash Provided by Financing Activities	186,354	(260,363)

Effect of exchange rates on cash	168,734	(109,872)

Net Increase (decrease) in Cash and Cash Equivalents	(83,130)	(169,085)
Beginning Balance - Cash and Cash Equivalents	94,834	187,536
Ending Balance - Cash and Cash Equivalents	$11,704	$18,450

Supplemental Information:
Cash Paid For:
Interest Expenses	$641	14,112
Income Taxes	$-	$-

Non-cash transactions:
Related party payables settle by common stock	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	First quarter ending December 31, 2008	First quarter ending December 31, 2007
Net loss	$(580,402)	$(173,274)
Other comprehensive income (loss)
Foreign currency translation adjustment	104,320	(104,846)

Net comprehensive income (loss)	$(476,082)	$(278,120)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

Report
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2008	27,058,663	$2706	$6,804,339	$(9,333,413)

Shares issued for debts	20,000,000	2,000	18,000	-
Shares issued for services	4,000,000	400	3,600	-
Net loss for the period ended December 31, 2008	-	-	-	(580,402)

Balance – December 31, 2008	51,058,663	$5,106	$6825,939	$(9,913,815)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

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

	December 31, 2008
	As Previously		As
	Reported	Adjustments	Restated
Property and equipment
Tooling and machinery	$229,823	$24,362	$254,185
Furniture and office equipment	133,014	(14,545)	118,469
Leasehold improvements	22,163	2,335	24,498
Total property and equipment	385,000	12,152	397,152
Less accumulated depreciation	(312,841)	(10,270)	(323,111)
Total property and equipment, net	$72,159	$1,882	$74,041

Stockholders' Equity (Deficit)
Other comprehensive income (loss)	$65,647	$1,882	$67,529

Total stockholders' equity (deficit)	$(3,017,123)	$1,882	$(3,015,241)

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note  3 – Unearned income

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

Note 4 – Inventories

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

Note  6 – Property and Equipment

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

Note  7 – Intangible Assets

As of December 31, 2008 the Company has net intangible assets totaling $ 515. Amortization expenses for the three-months ended December 31, 2008 and 2007 were $116, and $116, respectively.  Intangible assets consist of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$2,030	$1,515	$515	8.5 through 16

Note  8  – Related Party Transactions

Related party balances consist of the following at December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008
Payable to Idee International R&D, Inc.	$1,695,767	$1,480,378
Payable to 2849-674 Canada, Inc.	-	34,637
Payable to 9117-2221 Quebec Inc.	-	9,306
	$1,695,767	$1,524,321

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 9 – Capital Stock

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

Note  10 – Notes Payable

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

Medical International Technology, Inc.

Date: November 24, 2009	By:	/s/ Karim Menassa, President
Name Karim Menassa, President and Principal Executive and Interim Secretary and Principal Accounting Officer