Form 10-Q/A
period 2009-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2009-11-24
CIK 1112372

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

EXPANATORY NOTE

This Amendment to the quarterly report on Form 10Q/A is being filed to amend our quarterly report on Form 10Q for the quarter ended March 31, 2009, which was originally reported on May 18, 2009.  We are filing this Form 10Q/A to amend and restate Part I, Item 1, Unaudited Financial Statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Consolidated Balance Sheet	3

Consolidated Statements of Operations,	5

Consolidated Statements of Cash Flows	6

Consolidated Statements of Comprehensive Loss	7

Consolidated Statement of Stockholders’ (Deficit)	8

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Part II. OTHER INFORMATION

Item 1 Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	16

Item 1. Financial Information

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	March 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$48,237	$94,834
Accounts receivable	10,222	---
Inventories	169,469	169,459
Prepaid expenses	6,656	3,565

Total Current Assets	234 584	267,858

Property and Equipment
Tooling and machinery	247,110	330,873
Furniture and office equipment	112,548	170,356
Leasehold improvements	23,806	31,925
	383,464	533,154

Less accumulated depreciation	(326,927)	(381,358)
	56,537	151,796
Other Assets
Patents (net accumulated amortization of $1,631 and $1,398)	399	632
Total Assets	$291,520	$420,286

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Deferred income	$1,374,036	$1,353,782
Accounts payable and accrued expenses	302,033	90,245
Amounts due to related parties	2,212,833	1,524,321
Current portion of long-term debts	7,740	8,237

	3,896,642	2,976,585
Long-Term Debts	447	6,860
Total Liabilities	3,897,089	2,983,445

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized;
51,058,663 and 27,058,663 shares issued and
Outstanding, respectively	5,106	2,706

Additional paid-in capital	6,825,939	6,804,339
Deficit	(10,427,161)	(9,333,413)
Other comprehensive income (loss)	(9,453)	(36,791)

Total Stockholders' Equity (Deficit)	(3,605,569)	(2,563,159)

Total Liabilities and Stockholders' Equity (Deficit)	$291,520	$420,286

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended March 31,		Six-Months Period Ended March 31,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Sales	$88,002	$46,915	$158,917	$165,507
Cost of sales	(34,151)	(47,932)	(85,761)	(99,331)
Gross profit (loss)	53,851	(1,017)	73,156	66,176

Research and development costs	(450,000)	125,989	(900,000)	181,053
Selling, general, and administrative expenses	(115,861)	164,045	(266,239)	336,104
	(565,861)	290,034	(1,166,239)	517,157

Loss from operations	(512,010)	(291,051)	(1,093,083)	(450,981)

Other Income (Expense)
Interest income/loss	(798)	11,499	514	12,267
Interest expense	(538)	(2,005)	(1,179)	(16,117)
	(1,336)	9,494	(665)	(3,850)

Net Loss	$(513,346)	$(281,557)	$(1,093,748)	$(454,831)

Basic (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic weighted average shares outstanding	51,058,663	27,058,663	45,915,806	27,058,663

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net Loss	$(1,093,748)	$(454,831)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization expense	26,915	27,647
Common stock issued for consulting and legal services	2,400	-
Related party payables settle by common stock	21,600
		761
(Increase) decrease in Assets
(Increase) decrease in accounts receivable	(10,222)	761
(Increase) decrease in inventories	(10)	10,198
(Increase) decrease in research tax credit receivable	-	13,889
(Increase) decrease in prepaid expenses	(3,091)	2,764
Increase (decrease) in Liabilities
Increase (decrease) in deferred income	20,255	1,292,476
Increase (decrease) in accounts payable and accrued expenses	211,788	(158,165)
Net Cash Used in Operating Activities	(824,113)	734,739

Cash Flows from Investing Activities
Equipment acquisition	-	(3,423)

Net cash used in investing activities	-	(3,423)

Cash Flows from Financing Activities
Gross proceeds from private offering	-	-
Borrowings (reductions) in amounts due to related parties	688,512	(49,696)
Principal reduction on small business loan	(6,910)	(267,822)

Net Cash Provided by Financing Activities	681,602	(317,518)

Effect of exchange rates on cash	95,914	(152,379)

Net Increase (decrease) in Cash and Cash Equivalents	(46,597)	261,419
Beginning Balance - Cash and Cash Equivalents	94,834	187,536
Ending Balance - Cash and Cash Equivalents	$48,237	$448,955

Supplemental Information:
Cash Paid For:
Interest Expenses	$641	16,117
Income Taxes	$-	$-
	$	$-

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	Six months ending March 31, 2009	Six months ending March 31, 2008
Net loss	$(1,093,748)	$(454,831)
Other comprehensive income (loss)
Foreign currency translation adjustment	27,338	(158,669)

Net comprehensive income (loss)	$(1,066,410)	$(613,500)

Medical International Technology, Inc.	Quarterly Financial Report

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

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

	March 31, 2009
	As Previously		As
	Reported	Adjustments	Restated
Property and equipment
Tooling and machinery	$229,823	$17,287	$247,110
Furniture and office equipment	133,014	(20,466)	112,548
Leasehold improvements	22,163	1,643	23,806
Total property and equipment	385,000	(1,536)	383,464
Less accumulated depreciation	(326,183)	(744)	(326,927)
Total property and equipment, net	$58,817	$(2,280)	$56,537

Stockholders' Equity (Deficit)
Other comprehensive income (loss)	$(7,173)	$(2,280)	$(9,453)

Total stockholders' equity (deficit)	$(3,603,289)	$(2,280)	$(3,605,569)

Note  3 – Unearned income

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

Note  4  – Inventories

Inventories at  March 31, 2009  and September 30, 2008 consist of the following:

	March 31, 20 09	September 30, 2008
Raw materials	$136,792	$139,604
Work in process	28 208	23,863
Finished goods	4,469	5,992
Total	$169,469	$169,459

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note  5 – Research Credit Receivable

Research and development costs are charged to operations when incurred. For its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations. Research and development expenses are as follows:

	March 31, 200 9	September 30, 2008
R&D Costs	$900,000	$1,802,857
Less Credit	-	(3,158)
	$900,000	$1,802,085

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

Note  7  – Intangible Assets

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

Note  9 – Stock Activity

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

Note 11 – Subsequent Events

In April 2009, the company issued 2,000,000 common shares for$ 200,000 as part of the private placement agreement. Proceeds of the private placement will be used to fund operation

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 12 – Contingencies

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

Medical International Technology, Inc.

Date: November 24 , 2009
By:\s\ Karim Menassa, President
Karim Menassa, President and Principal Executive Officer
and Interim Secretary and Principal Accounting Officer