Form 10-Q/A
period 2009-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2009-11-24
CIK 1112372

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

EXPANATORY NOTE

This Amendment to the quarterly report on Form 10Q/A is being filed to amend our quarterly report on Form 10Q for the quarter ended June 30, 2009, which was originally reported on August 17, 2009.  We are filing this Form 10Q/A to amend and restate Part I, Item 1, Unaudited Financial Statements.

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

Item 1. Financial Information

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$100,109	$94,834
Accounts receivable	31,251	---
Inventories	191,618	169,459
Prepaid expenses	3,557	3,565

Total Current Assets	326,535	267,858

Investment
49% Participation in a joint venture company under the name of " Jiangsu Hualan MIT Medical Technology (MIT China) Ltd"	406,100	---
Property and Equipment
Tooling and machinery	267,839	330,873
Furniture and office equipment	129,664	170,356
Leasehold improvements	25,806	31,925
	423,309	533,154

Less accumulated depreciation	(365,837)	(381,358)
	57,472	151,796
Other Assets
Patents (net accumulated amortization of $1,747 and $1,398)	283	632
Total Assets	$790,390	$420,286

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Deferred income	$1,235,000	$1,353,782
Accounts payable and accrued expenses	295,835	90,245
Amounts due to related parties	2,824,070	1,524,321
Current portion of long-term debts	6,760	8,237

	4,361,665	2,976,585
Long-Term Debts	450	6,860
Total Liabilities	4,362,115	2,983,445

Stockholders' Equity (Deficit)

Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized;
57,344,375 and 27,058,663 shares issued and
Outstanding, respectively	5,734	2,706

Additional paid-in capital	7,453,883	6,804,339
Deficit	(11,007,866)	(9,333,413)
Other comprehensive income (loss)	(23,476)	(36,791)

Total Stockholders' Equity (Deficit)	(3,571,725)	(2,563,159)

Total Liabilities and Stockholders' Equity (Deficit)	$7790,390	$420,286

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended June 30,		Nine-Months Period Ended June 30,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Sales	$234,060	$140,553	$392,977	$306,060
Cost of sales	(62,820)	37,655	(148,581)	136,986
Gross profit (loss)	171,240	102,898	244,396	169,074

Research and development costs	(581,373)	(78,990)	(1,481,373)	102,063
Selling, general, and administrative expenses	(171,085)	427,268	(437,323)	763,372
	(752,458)	348,278	(1,918,696)	865,435

Loss from operations	(581,218)	(245,380)	(1,674,300)	(696,361)

Other Income (Expense)
Interest income/loss	1,361	152	1,875	12,419
Interest expense	(848)	(975)	(2,027)	(17,092)
	513	(823)	(152)	(4,673)

Net Loss	$(580,705)	$(246,203)	$(1,674,452)	$(701,034)

Basic (loss) per share	$(0.01)	$(0.009)	$(0.029)	$(0.02)

Basic weighted average shares outstanding	57,344,375	27,058,663	57,344,375	27,058,663

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net Loss	$(1,674,452)	$(701,034)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization expense	38,407	41,468
Common stock issued for consulting and legal services	2,400	-
Common stock issued for additional capital	628	-

(Increase) decrease in Assets
(Increase) decrease in accounts receivable	(31,251)	6,937
(Increase) decrease in inventories	(22,159)	5,926
(Increase) decrease in research tax credit receivable	-	23,742
(Increase) decrease in prepaid expenses	8	(32)
Increase (decrease) in Liabilities
Increase (decrease) in deferred income	(118,782)	1,358,752
Increase (decrease) in accounts payable and accrued expenses	205,590	(118,626)
Net Cash Used in Operating Activities	(1,599,611)	617,133

Cash Flows from Investing Activities
Equipment acquisition	-	(3,423)

Net cash used in investing activities	-	(3,423)

Cash Flows from Financing Activities
Investment	(406,100)	-
Gross proceeds from private offering	649,543	-
Common stock issued for debt reductions	-	-
Increases (reductions) in amounts due to related parties	1,299,749	(49,696)
Principal reduction on small business loan	(7,887)	(267,356)

Net Cash Provided by Financing Activities	1,535,305	(326,052)

Effect of exchange rates on cash	69,581	(276,151)

Net Increase (decrease) in Cash and Cash Equivalents	5,275	11,507
Beginning Balance - Cash and Cash Equivalents	94,834	187,536
Ending Balance - Cash and Cash Equivalents	$100,109	$199,043

Supplemental Information:
Cash Paid For:
Interest Expenses	$2,027	17,092
Income Taxes	$-	$-
	$	$-

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	Third quarter ending June 30, 2009	Third quarter ending June 30, 2008
Net loss	$(1,674,452)	$(701,034)
Other comprehensive income (loss)
Foreign currency translation adjustment	13,315	(282,411)

Net comprehensive income (loss)	$(1,661,137)	$(983,445)

Medical International Technology, Inc.	Quarterly Financial Report

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

	June 30, 2009
	As Previously		As
	Reported	Adjustments	Restated
Property and equipment
Tooling and machinery	$229,823	$38,016	$267,839
Furiniture and office equipment	133,014	(3,350)	129,664
Leashold improvements	22,163	3,643	25,806
Total property and equipment	385,000	38,309	423,309
Less accumulated depreciation	(337,558)	(28,279)	(365,837)
Total property and equipment, net	$47,442	$10,030	$57,472

Stockholders' Equity (Deficit)
Other comprehensive income (loss)	$(33,506)	$10,030	$(23,476)

Total stockholders' equity (deficit)	$(3,581,755)	$10,030	$(3,571,725)

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

Note  4  – Inventories

Inventories at June 30, 2009 and September 30, 2008 consist of the following:

	June 30, 2009	September 30, 2008
Raw materials	$144,012	$139,604
Work in process	42,762	23,863
Finished goods	4,844	5,992
Total	$191,618	$169,459

Medical International Technology, Inc.	Quarterly Financial Report

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

Note  7  – Intangible Assets

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
Note  9 – Common Stock

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

Note 11 – Investment in Joint Venture

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
Karim Menassa
President and Principal Executive Officer a nd Interim Secretary and Principal Accounting Officer