Form 10-K
period 2009-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2009-12-24
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2009 is approximately $2,325,639 (based on its reported last sale price by the OTC Pink Sheets).

 The number of shares outstanding of the Registrant’s common stock as of November 16, 2009 was 59,087,795.

Documents Incorporated By Reference
None

Medical International Technology, Inc.

Medical International Technology, Inc.

Item 1. Description of Business

Forward-Looking Statements

Certain statements concerning the Company’s plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan, (c) regulatory acceptance of our products in diverse localities and (d) successful development and market acceptance of the company’s products.

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

On May 6, 2009, we entered into a certain joint venture agreement (the “Joint Venture Agreement”) with Jiangsu Hualan Biotechnology Ltd. (China) (“Jiangsu Hualan”). Pursuant to the Joint Venture Agreement, the parties established a joint venture company, Jiangsu Hualan MIT Medical Technology (MIT China) Ltd. (“MIT China” or the “Joint Venture”), focusing on research, production and sales of medical equipments, import and export of medical equipments and components products, especially Needle-Free Jet Injector products. The total investment by the Joint Venture amounted to US$2,000,000, and the registered capital amounted to US$1,400,000. We invested US$686,000, representing 49% of the registered capital, to the Joint Venture, including $280,000 as technology contribution and $406,000 in cash.

We have authorized 100,000,000 shares of common stock, par value $.0001 and 3,000,000 shares of preferred stock, par value $.0001. Medical International Technology, Inc.'s common stock is traded on the NASD's Over-The-Counter Pink Sheets under the symbol "MDLH.PK".

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

Medical International Technology, Inc. will target the diabetics market in fiscal year 2010. The potential market for the diabetic injector is extremely large because there are many diabetics throughout the world and many must inject insulin daily. A secondary market will be the allergy market. The allergy market includes a similar potential, as the number of individuals affected is quite large, as are the variety of allergies that may be involved. We are currently unable to access many of these markets due to the need for additional regulatory approvals in the localities for the various applications. MIT will continue selling in the markets where our products are currently approved and continue our efforts in localities where approvals are pending.

Medical International Technology, Inc.

Marketing and Distribution

MIT promotes its products in many countries including the United States of America. MIT is exerting every effort and using its resources to promote its products and to open markets for its technology. As we continue to market our products, we are gaining broader acceptance for our low pressure needle-free injection technology.

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

Doctors, nurses and technicians  has been using the MED-JET-MBX with excellent results anesthetizing patients who receive medical treatments which involve multiple injections such as for Hyperhydrosis (excessive sweating of the hands, feet and under arms) and BOTOX ® injections and many other injectables.

Product Development

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

The MED-JET eliminates this risk to our health care professionals and creates a safer workplace. Other advantages include its light weight (0.5 kg) and an excellent medication absorption rate. Additionally, the system has the ability to increase or decrease the volume and pressure of injection. This technology is unique to MIT’s MED-JET MBX Injector. The system is designed to allow for the injection of up to 600 individuals an hour.

The MED-JET has patent protection and is approved for use in human medicine in Canada, Europe and other countries.

The approval process is expensive and may take extended period of time. MIT will target for 2010 and 2011, 3 new MED-JET products to receive approval from the FDA. And is confident to gain broad acceptance by the medical community and individual patients.

We previously announced that our needle free injection was chosen for testing in a study regarding the treatment of Hyperhydrosis. Dr. Antranik Benohanian MD, FRCPC Dermatologist at Saint Luc Hospital of The Montreal University Hospital Center, has begun tests of MIT’s human injectors in his Hyperhydrosis studies. In addition to the underarms, Hyprehydrosis often occurs in the palms, soles of the feet and even the face. Currently, treatments typically carried out by needle injections that must be repeated every 4-6 months, in excessive pain to patients. Many patients are reluctant to receive multiple injections in their hand and their face due to the pain associated with traditional needle injections. Many other physicians in many countries around the world are using the MED-JET for many other treatments.

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

Other Doctors in Montreal are also using MED-JET Model MBX and the MED-JET-H-II for injections of Lidocaine, Botox and Cortisone for different treatment, in Dermatology, minor surgery, Phisiatric and other treatments.

Medical International Technology, Inc.

MIT’s MED-JET ® MBX injector helps reduce patient’s pain and discomfort in these sensitive areas of the body that is caused by traditional needle injections. In addition, MIT’s needle free injector results in a less severe puncture since it has a volume of 0.02cc. Up to 0.3cc. It is important to be able to increase or decrease the volume and pressure of injection, based on the comfort level of the patient. This technology is unique to MIT’s MED-JET MBX Injector.

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

Medical International Technology, Inc.

The Company is still working to complete FDA filings for the use of the Med-Jet for injecting anesthesia in a variety of situations and the use of the Med-Jet-H, for mass vaccination in case of a pandemic, such as Avian Influenza, Polio, Tuberculosis, Malaria and H1N1.

Medical International Technologies is proceeding with the test requested earlier by the FDA, and is expecting to finalize the tests during 2010 fiscal year.

Employees

Currently, the company has six employees, the President and Chief Executive Officer of the company, and other employees. As operations are expanded additional employees will be required.

Item1A. Risk Factors

Not applicable because we are a smaller reporting company.

Medical International Technology, Inc.

Item 2. Description of Property

Medical International Technology, Inc. currently leases its office under an operating lease that expires December 31, 2009. These offices are a 5,200 square foot industrial facility in Montreal Canada. Facilities include various machine tools and test systems for prototyping and light production. The annual lease expense for the facilities for the year ending September 30, 2009 was $33,300. The current lease rate is $33,300 annually.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of the year ending September 30, 2009.

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Medical International Technology, Inc. common stock is currently listed on Pink Sheets under the symbol “MDLH.PK” and was formerly listed on the NASD Over-The-Counter Bulletin Board under the symbol “MDLH”. The following table sets forth, for the periods indicated, the last sale prices for the Common Stock as reported by the Pink Sheets.

	High	Low
Date
September 2009	$0.02	$0.02
June 2009	$0.02	$0.02
March 2009	$0.02	$0.02
December 2008	$0.02	$0.02
September 2008	$0.02	$0.02
June 2008	0.02	0.02
March 2008	0.02	0.02
December 2007	0.02	0.02
September 2007	0.08	0.02
June 2007	0.08	0.05
March 2007	0.10	0.05
December 2006	0.30	0.15

Holders

Medical International Technology had 59,087,795 shares of common stock issued and outstanding as of September 30, 2009, which were held by approximately 71 shareholders and an undetermined number of shareholders holding common shares in street name (CEDE&CO).

Options

The Company has no option agreements outstanding as of September 30, 2009.

Medical International Technology, Inc.

Recent Sales of Unregistered Securities

On May 27, 2009, we completed two rounds of financing. The first private placement consisted of 2,500,000 units at a price of $0.10 per unit (each, a “Unit”, and collectively, the “Units”). Each Unit sold in this offering was composed of (i) one (1) share of common stock at a purchase price of $0.10 per share, and (ii) one (1) share of Series H Warrant for the purchase of 2,500,000 shares of the Company’s common stock at an exercise price of $0.50 per share with an expiration date of April 15, 2010. The total amount raised from this placement was $250,000. The second private placement consisted of a sale of 1,785,712 shares of common stock at a price of $0.14 per share. The total amount raised from this placement was $250,000.

On April 1, 2009, we entered into certain share purchase agreements (“Share Purchase Agreements”) with certain investors, pursuant to which we issued to the investors 2,000,000 shares of our common stock at a price of $0.10 per share for a total of $200,000 at the closing of the transaction.

The securities in these offerings were sold in exempt transactions under, Section 4(2) of the Securities Act of 1933, Regulation “S” of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933, as amended. These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Equity Compensation Plan Information

The following table sets forth certain information as of the date hereof, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

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

Medical International Technology, Inc.

Item 6. Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Medical International Technology, Inc.

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

On May 21, 2009 MIT signed a Joint Venture Agreement with the largest manufacturer of rubber stopper in China supplying to most of the Pharmaceutical Corporation MIT has also received an initial order of 120 Agro-Jet® for vaccination of livestock and poultry from the joint venture. The name of the joint venture company is “Jiangsu Hualan MIT Medical Technology (MIT China) Ltd” and it is located in Taizhou city in the Jiangsu province. This prime location, supported by the central government, will become the most important medical city in China through the relocation of the pharmaceutical and medical devices corporations. MIT Canada/USA has 49% equity in “Jiangsu Hualan MIT Medical Technology (MIT China) Ltd”. The total investment by both parties is US$ 1.4 million dollars.

MIT China received recently all the legal documents pertaining to the licenses for the manufacturing of all MIT Canada products and has started assembling the Agro-Jet models in September 2009 for the sales to the Chinese market. MIT Canada will continue to produce and supply most of the components for the joint venture. Our plan is to implement step by step the assembly and production of all our models for the Human “MED-JET” and Animal “AGRO-JET” needle-free technologies.

Our associations with “Jiangsu Hualan” the largest manufacturer of rubber stopper in China will help Medical International Technologies (MIT Canada) Inc. become a world leader in the Needle-Free technology and reduce the world’s dependence on needles. Moreover, it will ensure that MIT injectors become an indispensable, environmentally friendly product for single and mass vaccination and biologics injectables for doctors and users around the world. MIT’s mission is to help make the world needle-free.

Medical International Technology Inc. is pleased to continue providing a safe and effective means to help prevent the spread of deadly diseases to both humans and animals through the use of the Med-Jet® and Agro-Jet® needle-free injection system.

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

 New Accounting Pronouncements

 In December 2007, the Financial Accounting Standards Board issued FASB Accounting Standards Codification   805, “Business Combinations” (ASC 805), previously referred to as Statement of Financial Accounting Standards No. 141R “Business Combinations.” ASC 805 will require, among other things, the expensing of direct transaction costs, in process research and development to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements may be required to be measured at fair value recognized each period in earnings. In addition, certain material adjustments will be required to be made to purchase accounting entries at the initial acquisition date and will cause revisions to previously issued financial information in subsequent filings. ASC 805 is effective for transactions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may have a material impact on our consolidated financial position, results from operations and cash flows should we enter into a material business combination after the standards effective date.

In March 2008, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 815, “Derivatives and Hedging” (ASC 815), previously referred to as Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to SFAS 133” (SFAS 161). SFAS 161 applies to all derivative instruments accounted for under ASC 815 and requires entities to provide greater transparency on how and why entities use derivative instruments, how derivative instruments are accounted for under ASC 815, and the effect the derivative instruments may have on the results of operations and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. Since ASC 815 only applies to disclosures it has not had a material impact on our consolidated financial position, results from operations, and cash flows.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses certain key provisions of FIN 46(R), including transparency of enterprises’ involvement with variable interest entities (VIEs). SFAS 167 is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. We are currently assessing the implications of this standard and evaluating the impact of adopting SFAS 167 on our consolidated financial statements.

Medical International Technology, Inc.

Results of Operations for the Year ended September 30, 2009 Comparing to the Year ended September 30, 2008

The following table presents the statement of operations for the year ended September 30, 2009 as compared to the comparable period of the year ended September 30, 2008. The discussion following the table is based on these results.

	Years Ended September 30,
	2009	2008

Revenues	$656,477	$328,713
Cost of sales	228,334	231,470
Gross profit	428,143	97,243

Operating expenses
Research and development costs	1,981,104	1,802,085
Selling, general and administrative expenses	778,364	656,059
Total operating expenses	2,759,468	2,458,144
Operating income (loss)	(2,331,325)	(2,360,901)

Other income (expense):
Goodwill impairment charge	-	-
Interest income	956	16,798
Interest expense	(3,841)	(17,779)
Total other income (expense)	(2,885)	(981)

Income (loss) before provision for income taxes	(2,334,210)	(2,361,882)

Net loss	$(2,334,210)	$(2,361,882)

Revenues

The company’s consolidated revenues grew by $327,764 or 99.7% to $656,477 during the fiscal year ending September 30, 2009. These grows came primarily from the continuous effort to open the Human market in countries where MIT certifications allows the sales in the medical and cosmetic markets.

Cost of Sales

The cost of sales decreased slightly by $3,136 in 2009. This slight decrease was related to our product marketing and selling initiatives in the selected niche markets.

Gross Profit

The gross profit increased by 340.2% for the year ending September 30, 2009, compared to a reduction by 55% from 2007 to 2008. This increase is due primarily to the marketing and selling initiatives in the selected niche markets that have secured our monthly sales.

Operating Expenses

The Research, development and the selling, general administrative expenses increased by approximately $179,019 to $1,981,104 and the selling, general administrative expenses also increased by approximately $122,305 to $778,364. This increase stemmed primarily from the costs related to new products development, investment in moulds and marketing initiatives in the various business segments.

 Net Loss

The company’s net loss decreased slightly to $2,334,210 from $2,361,882, due mainly to the exceptional gross profit increase by 340.2%.

Medical International Technology, Inc.

Liquidity and Capital Resources

During the fiscal year ending September 30, 2009 the Company’s cash position decreased by $17,373. Net cash used by operating activities was $94,960, resulting primarily from increases in related party payables and common stock issued for services.  Net cash provided by financing activities was $619,488, resulting primarily from the issuance of stock in private placements netting cash proceeds of $628,571.  Net cash used by investing activities was $415,257, of which $406,100 was used for the Company acquisition in the MIT China joint venture.  The effect of exchange rates on cash during fiscal 2009 resulted in a decrease in cash value of $126,644.

During the fiscal year ending September 30, 2008 the Company’s cash position decreased by $92,702. Net cash provided by operating activities was $521,257, resulting primarily from increases in related party payables and increases in deferred revenue as a result of the distribution rights deposit of $1,300,000.  Net cash used by financing activities was $332,014, resulting primarily from the repayment of notes payable of $282,318.  Net cash used by investing activities was $4,648, which was used entirely for the acquisition of machinery used the manufacturing process.  The effect of exchange rates on cash during fiscal 2008 resulted in a decrease in cash value of $277,297.

The Company has reported a negative working capital position of $4,717,140 and has accumulated operation losses since inception of $11,667,623, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

During the year ended September 30, 2009, the Company issued 6,285,174 shares of common stock in connection with private placements for additional capital of $700,000 (SB 700,000), of which 4,500,000 shares were issued at $0.10 per share for total proceeds of $450,000 and 1,785,174 shares were issued at $.014 per share for total proceeds of $250,000.  These proceeds were used to fund the Company’s acquisition in the MIT China joint venture as well as provided additional working capital.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable because we are a smaller reporting company.

Medical International Technology, Inc.

Item 8. Financial Statements

Medical International Technology, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Medical International Technology, Inc.

We have audited the accompanying consolidated balance sheet of Medical International Technology, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2009 and 2008 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PS STEPHENSON & CO., P.C.

Wharton, Texas
December 11, 2009

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
Assets

Current assets
Cash and cash equivalents	$77,461	$94,834
Accounts receivable	5,425	-
Inventories	220,139	169,459
Research credit receivable	-	-
Prepaid expenses	5,040	3,565
Total current assets	308,065	267,858
Property and Equipment
Tooling and machinery	290,053	330,873
Furniture and office equipment	136,001	170,356
Leasehold improvements	27,980	31,925
Total property and equipment	454,033	533,154
Less accumulated depreciation	(416,409)	(381,358)
Total property and equipment, net	37,624	151,796

Patents (net of accumulated amortization of $2,549 and $1,398)	8,387	632
Investment in MIT China Joint Venture	426,678	-
Total assets	$780,754	$420,286

Liabilities and Stockholder's Equity (Deficit)

Current liabilities
Deferred income	$1,226,396	$1,353,782
Accounts payable and accrued expenses	388,903	90,245
Amounts due to related parties	3,332,463	1,524,321
Loans payable – related parties	-	-
Current portion of long-term debts	6,014	8,237
Total current liabilities	4,953,776	2,976,585
Long-Term Debts	-	6,860
Total liabilities	4,953,776	2,983,445

Stockholder's Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
No issued and outstanding shares.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
59,087,257 and 59,087,257 issued and outstanding, respectively	5,909	2,706
Additional paid-in capital	7,699,478	6,804,339
Accumulated deficit	(11,667,623)	(9,333,413)
Other comprehensive income (loss)	(210,786)	(36,791)
Total Stockholder's Equity (Deficit)	(4,173,022)	(2,563,159)

Total Liabilities and Stockholder's Equity (Deficit)	$780,754	$420,286

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2009	2008

Revenues	$656,477	$328,713
Cost of sales	228,334	231,470
Gross profit	428,143	97,243

Operating expenses
Research and development costs	1,981,104	1,802,085
Selling, general and administrative expenses	778,364	656,059
Total operating expenses	2,759,468	2,458,144
Operating income (loss)	(2,331,325)	(2,360,901)

Other income (expense):
Goodwill impairment charge	-	-
Interest income	956	16,798
Interest expense	(3,841)	(17,779)
Total other income (expense)	(2,885)	(981)

Income (loss) before provision for income taxes	(2,334,210)	(2,361,882)

Provision for (benefit from) income taxes	-	-

Net loss	$(2,334,210)	$(2,361,882)

Net loss per common share	$(0.04)	$(0.09)
Weighted average common shares
outstanding - basic and diluted	59,087,257	27,058,663

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended September 30,
	2009	2008

Net loss	$(2,334,210)	$(2,361,882)
Other comprehensive income (loss)
Foreign currency translation adjustment	(173,995)	(267,119)

Comprehensive loss	$(2,508,205)	$(2,629,001)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balances - September 30, 2006	10,867,737	$1,086	$5,786,600	$(6,073,155)

Common shares issued for debts	3,920,593	392	217,811
Common shares issued for services	9,498,333	951	560,185
Common shares issued in private placements	272,000	27	64,993
Common shares issued for the acquisition of Scanview	2,500,000	250	174,750
Net loss for the year ended September 30, 2007				(898,376)

Balances - September 30, 2007	27,058,663	2,706	6,804,339	(6,971,531)

Net loss for the year ended September 30, 2008				(2,361,882)

Balances - September 30, 2008	27,058,663	2,706	6,804,339	(9,333,413)

Common shares issued for debts	20,000,000	2,000	18,000
Common shares issued for services	5,743,420	574	177,768
Common shares issued for additional capital	6,285,174	629	699,371

Net loss for the year ended September 30, 2009				(2,328,464)
Balances - September 30, 2009	59,087,157	$5 909	$7,699,478	$(11,661,877)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,334,210)	$(2,361,882)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	46,321	53,963
Amortization expense	1,324	466
Goodwill impairment charge	-	-
Common stock issued for services	178,342	-

Changes in:
Accounts receivable	(5,425)	6,973
Research credit receivable	-	127,718
Inventories	(50,680)	25,367
Prepaid expenses	(1,475)	(801)
Accounts payable and accrued liabilities	298,658	(159,805)
Related party payables	1,828,142	1,467,219
Deferred income	(127,386)	1,353,075
Net cash used by operating activities	(166,389)	521,257

Cash flows from investing activities:
Acquisition of patents	(9,157)	-
Acquisition in MIT China joint venture	(406,100)	-
Tooling and machinery	-	(4,648)
Net cash used by investing activities	(415,257)	(4,648)

Cash flows from financing activities:
Proceeds from issuance of stock, net	700,000	-
Reduction in amounts due to related parties	-	(49,696)
Issuance of notes payable	-	-
Repayment on notes payable	(9,083)	(283,318)
Net cash provided from financing activities	690,917	(332,014)

Effect of exchange rates	(126,644)	(277,297)

Increase (decrease) in cash	(17,373)	(92,702)
Cash, beginning of period	94,834	187,536
Cash, end of period	$77,461	$94,834
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,708	$17,779
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$20,000	$-

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

Going Concern:

The Company has incurred net losses aggregating $4,696,092 during the two years ended September 30, 2009.  In addition, the Company has a working capital deficiency of $24,717,140 and a stockholder’s deficiency of $4,244,451 at September 30, 2009. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Foreign Currency Translations
The Company operates out of its offices in Montreal, Canada and maintains its books and records in Canadian Dollars. The financial statements herein have been converted into U.S. Dollars. Balance sheet accountshave been translated at exchange rates in effect at the end of the year.    Income statement accounts have been translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders’ equity.

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

Property and Equipment
The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the year ended September 30, 2009 and 2008 were $45,179 and $53,963, respectively.

Long-Lived Assets
FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment of Disposal of Long-Lived Assets” (ASC 360-10-40), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2009, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

Patents
Patents on our technologies are being amortized over their remaining lives ranging from 8.5 years through 16 years.

Goodwill and Purchased Intangible Assets
Goodwill and identifiable intangible assets are accounted for in accordance with FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (ASC 350), previously referred to as Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under this standard, we assess the impairment of goodwill and identifiable intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The first step in the assessment is the estimation of fair value. If step one indicates that impairment potentially exists, we perform the second step to measure the amount of impairment, if any. Goodwill and identifiable intangible asset impairment exists when the estimated fair value is less than its carrying value.

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

Medical International Technology, Inc.

Stock options
Effective October 1, 2005, we adopted the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.  We adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation cost recognized includes (a) the compensation cost for all share-based awards granted prior to, but not yet vested, as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of ASC 718 and (b) the compensation cost for all share-based awards granted subsequent to September 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. Additionally, we accounted for restricted stock awards granted using the measurement and recognition provisions of ASC 718. We measure the fair value of the restricted stock awards on the grant date and recognize them in earnings over the requisite service period for each separately vesting portion of the award.

The Company determines the value of stock options utilizing the Black-Scholes option-pricing model. Compensation costs for share-based awards with pro rata vesting are allocated to periods on a straight-line basis.

Net Loss per Common Share
Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants. For the years ended September 30, 2009 and 2008, there were no dilutive effects of such securities as the Company incurred a net loss in each period.  At September 30, 2009, the Company had outstanding warrants to purchase 2,500,000 common shares at $0.50 per share.  There were no outstanding options or warrants as of September 30, 2008.

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

Income Taxes
The Company accounts for income taxes in accordance with FASB Accounting Standards Codification 740, “Income Taxes” (ASC 740), previously referred to as Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Under ASC 740, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized by considering all available positive and negative evidence.

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740-10, we determined that our net deferred tax asset needed to be fully reserved given recent earnings and industry trends.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, also included in ASC 740. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

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

Medical International Technology, Inc.

Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. Management believes that the carrying values of these assets and liabilities are representative of their respective fair values based on their short-term nature.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 805, “Business Combinations” (ASC 805), previously referred to as Statement of Financial Accounting Standards No. 141R “Business Combinations.” ASC 805 will require, among other things, the expensing of direct transaction costs, in process research and development to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements may be required to be measured at fair value recognized each period in earnings. In addition, certain material adjustments will be required to be made to purchase accounting entries at the initial acquisition date and will cause revisions to previously issued financial information in subsequent filings. ASC 805 is effective for transactions occurring after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may have a material impact on our consolidated financial position, results from operations and cash flows should we enter into a material business combination after the standards effective date.

In March 2008, the Financial Accounting Standards Board issued FASB Accounting Standards Codification 815, “Derivatives and Hedging” (ASC 815), previously referred to as Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment to SFAS 133” (SFAS 161). SFAS 161 applies to all derivative instruments accounted for under ASC 815 and requires entities to provide greater transparency on how and why entities use derivative instruments, how derivative instruments are accounted for under ASC 815, and the effect the derivative instruments may have on the results of operations and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. Since ASC 815 only applies to disclosures it has not had a material impact on our consolidated financial position, results from operations, and cash flows.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167, addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses certain key provisions of FIN 46(R), including transparency of enterprises’ involvement with variable interest entities (VIEs). SFAS 167 is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. We are currently assessing the implications of this standard and evaluating the impact of adopting SFAS 167 on our consolidated financial statements.

Note 3 –   Inventories

Inventories at September 30, 2009 and 2008 consist of the following:

	2009	2008
Raw materials	$165,193	$139,604
Work in process	42,939	23,863
Finished goods	12,007	5,992
Total	$220,139	$169,459

Medical International Technology, Inc.

Note 4 –   Research and Development Costs

Research and development costs are charged to operations when incurred. Prior to fiscal 2009, for its research efforts in Canada, the Company receives a cash payment from the Canadian Government based upon the amount actually incurred. The Company nets the credit against related costs charged to operations. Research and development expenses are as follows:

	2009	2008
R&D Costs	$1,981,104	$1,802,857
Less Credit	-	(3,158)
	$1,981,104	$1,802,085

Effective October 1, 2007, the Company entered into a Research and Development Contract with Idée International R&D, Inc. (“Idée”), an entity owned individually by the Company’s CEO and President.  Under the terms of the agreement, Idée will perform specific research and development on needle-free technologies, as defined in the agreement, from October 1, 2007 to September 30, 2009, and the Company will pay Idée $150,000 per month.  During fiscal 2009 and 2008, $1,800,000 and $1,800,000 was charged to research and development costs under this agreement (Note 7).

Note 5 –   Patents

As of September 30, 2009 the Company has net patents on certain technologies aggregating $8,387. Amortization expense for the years ended September 30, 2009 and 2008 were $1,324 and $466, respectively. During the year ended September 30, 2009, the Company capitalized patent costs on its needle-free injector of $9,157.  Following is a detail of patents at September 30, 2009.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$10,937	$2,550	$8,387	8.5 through 16

Note 6 –   Investment in MIT China Joint Venture

On May 6, 2009, the Company entered into a certain joint venture agreement (the “Joint Venture Agreement”) with Jiangsu Hualan Biotechnology Ltd. (China) (“Jiangsu Hualan”).   Pursuant to the Joint Venture Agreement, the parties established a joint venture company, Jiangsu Hualan MIT Medical Technology (MIT China) Ltd. (“MIT China” or the “Joint Venture”), focusing on research, production and sales of medical equipments, import and export of medical equipments and components products, especially Needle-Free Jet Injector products. The total investment by the Joint Venture shall amount to $2,000,000, and the registered capital shall amount to $1,400,000.  The Company invested cash of $426,678 and transferred the license rights to produce and sell the Company’s needle-free injectors products into the Joint Venture.  The license rights were valued at $280,000 under the agreement.  The contributions by the Company resulted in the Company owning 49% of the registered capital of the Joint Venture.  Jiangsu Hualan contributed cash of $714,000, and owns 51% of the registered capital.

Under the agreement, the Company appointed 1 member to the Board of Directors of the Joint Venture and Jiangsu Hualan appointed 2 members to the Board of Directors.  Profits of the Joint Venture will be paid based each parties investment in the registered capital.

During the period from May 6, 2009 to September 30, 2009, the Joint Venture had not commenced operations.  The Company expects the Joint Venture to commence operations during the Company’s 1st quarter of fiscal 2010.

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2009, the Company’s recorded investment in the MIT China was $426,678,

Medical International Technology, Inc.

Note 7 –   Related Party Transactions

Related party balances consist of the following at September 30, 2009 and 2008:

	2009	2008
Payable to Idee International R&D, Inc.	$3,332,463	$1,480,378
Payable to 2849-674 Canada, Inc.		34,637
Payable to 9117-2221 Quebec Inc.		9,306
	$3,332,463	$1,524,321

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are non-interest bearing and due upon demand. In addition, the Company has advanced funds to other corporations owned by shareholders. These loans are also non-interest bearing and due upon demand.

During fiscal 2008 and effective October 1, 2007, the Company entered into a Research and Development Contract with Idee International R&D, Inc. (“Idee”), an entity owned individually by the Company’s CEO and President.  Under the terms of the agreement, Idee will perform specific research and development on needle-free technologies, as defined in the agreement, from October 1, 2007 to September 30, 2009, and the Company will pay Idee $150,000 per month.  The monthly charge is recorded as research and development costs on the accompanying consolidated income statement.  During the year ended September 30, 2009, the Company paid Idee $196,108 under this agreement.  The Company has accrued a liability to Idee of $3,332,463 under this contract.

During May 2009, the Company issued Idee International R&D, Inc 250,000 common shares for services rendered aggregating $25,000.

During the year ended September 30, 2009, the Company issued 10,000,000 common shares to 2849-674 Canada, Inc. and 10,000,000 common shares to Idée International R&D, Inc. for debt reductions of $20,000.

Note 8–   Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry-forwards, accrued expenses and basis differences in fixed assets.

The Company’s effective tax rate differs from the Federal statutory rates due to the valuation allowance recorded for the unused net operating loss carry-forwards deferred tax asset. The company has operating losses aggregating approximately $11.6 million, which can be used to reduce future taxable income. Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset needed to be reserved given recent losses. The total valuation allowance at September 30, 2008 and 2009 was $9.3 million and $11.6 million, respectively.

We have adopted the provisions of FIN 48, now under ASC 740. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

Medical International Technology, Inc.

Note 9 –   Stockholders' Equity (Deficit)

Issuance of Common Stock

Year Ended September 30, 2009

For the year ended September 30, 2009, the Company issued an aggregate of 32,029,132 shares of its common stock for consulting and legal services, debts and private placements, and is more fully described below. During the1st quarter ended December 31, 2008, the Company issued 20,000,000 shares of common stock to two related party entities for payment of outstanding payables of $20,000 (Note 7).  In addition, the Company issued 2,000,000 shares of common stock to the Company’s Chief Executive Officer and 2,000,000 shares to the Company’s Chief Financial Officer for services rendered to the Company.  The value of those services was $4,000.

 The Company did not issue any common shares during the second quarter ended March 31, 2009

During the third quarter ended June 30, 2009, the Company issued 6,285,174 shares of common stock in connection with private placements for additional capital of $700,000 (SB 700,000), of which 4,500,000 shares were issued at $0.10 per share for total proceeds of $450,000 and 1,785,174 shares were issued at $.014 per share for total proceeds of $250,000  In connection with the private placements, the Company issued warrants to purchase an aggregate of 2,500,000 common shares at $0.50 per share.  The warrants expire on April 15, 2010.

The company also issue 321,700 shares for services rendered, of which 250,000 shares were issued to a related party (Note 7).  The aggregate value of these services was $250,000.

During the fourth quarter ended September 30, 2009, the Company issued 1,421,720 shares of its common stock for consulting and legal services of $142,172.

Year Ended September 30, 2008

There was no common stock issuances during the year ended September 30, 2008.

Preferred Stock

As of September 30, 2009, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of September 30, 2009 and 2008, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

During the year ended September 30, 2009, the Company issued warrants to purchase an aggregate of 2,500,000 common shares at an exercise price of $0.50 per share.  The warrants were issued in connection with private placements completed during 2009.  The warrants expire on April 15, 2010.

During the year ended September 30, 2008, 4,224,000 Series a Stock Purchase Warrants and 3,224,000 Series B Stock Purchase warrants expired.  The Stock Purchase Warrants had been issued in connection with private placements completed in fiscal 2006.

Medical International Technology, Inc.

Note 10 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2009. Rent expense for the year ended September 30, 2009 was approximately $33,300.

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

September 30, 2010	2,775
$36,075

Note 11– Deferred Income

Deferred income consists of the following at September 30, 2009 and 2008:

	2009	2008
Deposits from customers and distributors	$23,896	$53,782
Nonrefundable Distribution Rights Deposit	1,202,500	1,300,000
Total unearned income	$1,226,396	$1,353,782

On November 1, 2007, the Company received a Non-Refundable deposit of $1,300,000 for the worldwide rights to market and sells all Medical International Technology Inc.’s present and future Needle-Free Jet-Injectors for the human and animal markets. This deposit was part of an agreement under negotiation, which was finalized in January 2009The Company recorded the deposit as unearned income until the final agreement was reached, at which time the deposit will be earned as income over the estimated contractual life of the final agreement of 10 years.  During the year ended September 30, 2009, the company earned $97,500 under this agreement.

Note 12 –Notes Payable

Long-term debt consists of the following at September 30, 2009 and 2008:

	2009	2008

Note payable to a bank, bearing interest at prime plus 2.5%,
secured by equipment, due July 21, 2010	$6014	$15,097
	-	-
Total long-term debt	$6,014	$15,097
Current portion of long-term debt	(6,014)	(8,237)
Total long-term debt, net	$-	$6,860

Schedule maturities of long-term debt are as follows:

Year ended September 30, 2010	$6,014	8,237
Year ended September 30, 2011	-	6,860
Total	$6,014	$15,097

Medical International Technology, Inc.

Note 13 –Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Item 9. Changes In / Disagreements with Accountants on Accounting/Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Medical International Technology, Inc.

Item 10. Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME                                   POSITION (S)                                       TENURE

Karim Menassa                    Chairman, President, Director             June 27, 2002 to present

Mr. Karim Menassa, age 58, serves as the President of Medical International Technology, Inc. Mr. Menassa also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Menassa has developed many state-of-the-art, efficient and reliable devices, and has marketed various medical devices in more than 60 countries. Mr. Menassa obtained a degree in Precision Mechanics Design from the Instituto Salesiano Don Bosco in Cairo, Egypt.

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

The Board of Directors held no meetings during the year ended September 30, 2009, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Medical International Technology, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2009 were filed.

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

Item 11. Executive Compensation

Compensation Summary

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2009 and 2008. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Karim Menassa, CEO, President, Interim CFO and Chairman	2009	$ 0	0	0	0	0	0	0	$ 0
of the Board	2008	$0	0	0	0	0	0	0	$0

Michel Bayouk, Former CFO (1)	2009	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0

Medical International Technology, Inc.

(1) On May 16, 2009, Mr. Michel Bayouk tendered his resignation from the Company as a Board member, Secretary, Chief Financial Officer and Principal Accounting Officer due to health related reasons. There were no disagreements between Mr. Bayouk and the Company or any officer or director of the Company.

As of September 30, 2009, the Company had no group life; health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Compensation of Directors

There was no compensation paid to any directors of Medical International Technology, Inc. as director’s fees.

Medical International Technology, Inc.

Employment Agreements

No formal employment agreements exist with any officer or employee.

Long-Term Incentive Plan

The Company has a 2009 stock incentive plan under which directors are authorized to grant incentive stock options, to a maximum of five million (5,000,000) of the issued and outstanding shares, to directors, employees and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as of November 16, 2009:

Name and Address	Amount and Nature
Of Beneficial Holder	of Beneficial Ownership	Percentage (1)

Karim Menassa (2)	25,464,210 shares	43.10%
President, Director
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E7

Michel Bayouk (3)	4,522,560 shares	7.70%
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Sun Ying	3,571,428	6.04%
13 Building 6 Renmin University
#175 Haidian Road, Haidian Dist.
Beijing, China

Officers and Directors as a Group	25,464,201 shares	43.10%

(1) based on 59,087,795 shares issued and outstanding as of November 16, 2009.

(2) Karim Menassa directly holds 2,787,422 common shares of the Company, indirectly holds 21,466 shares through Paulette Menassa, his wife, 11,280,313 shares through 2849674 Canada, Inc., 10,000,000 shares through Idee R&D International, Inc., and 1,375,000 shares through 9162-9725 Quebec Inc., which are all controlled by Karim Menassa.

(3) Michel Bayouk directly owns 3,516,047 common shares of the Company, indirectly owns 373,400 shares through 165029 Canada, Inc., and 413,113 shares through Dynagroup Services, Inc., which are both controlled by Michel Bayouk, and 250,000 shares through 9162-9725 Quebec Inc., which Michel has 10% interest in.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Medical International Technology, Inc.

Item 13. Certain Relationships and Related Transactions

Related party balances consist of the following at September 30, 2009 and 2008:

	2009	2008
Payable to Idee International R&D, Inc.	$3,332,463	$1,480,378
Payable to 2849-674 Canada, Inc.		34,637
Payable to 9117-2221 Quebec Inc.		9,306
	$3,332,463	$1,524,321

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are non-interest bearing and due upon demand. In addition, the Company has advanced funds to other corporations owned by shareholders. These loans are also non-interest bearing and due upon demand.

During fiscal 2008 and effective October 1, 2007, the Company entered into a Research and Development Contract with Idee International R&D, Inc. (“Idee”), an entity owned individually by the Company’s CEO and President.  Under the terms of the agreement, Idee will perform specific research and development on needle-free technologies, as defined in the agreement, from October 1, 2007 to September 30, 2009, and the Company will pay Idee $150,000 per month.  The monthly charge is recorded as research and development costs on the accompanying consolidated income statement.  During the year ended September 30, 2009, the Company paid Idee $196,108 under this agreement.  The Company has accrued a liability to Idee of $3,332,463 under this contract.

During May 2009, the Company issued Idee International R&D, Inc 250,000 common shares for services rendered aggregating $25,000.

During the year ended September 30, 2009, the Company issued 10,000,000 common shares to 2849-674 Canada, Inc. and 10,000,000 common shares to Idée International R&D, Inc. for debt reductions of $20,000.

Medical International Technology, Inc.

Item 14. Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2009 and 2008 were: $22,500 and $22,500 respectively.

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2009 and 2008 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed is: none provided.

(3)	Tax Fees

The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2009 and 2008 were: $0 and$0, respectively.

The nature of the services comprising the fees herein disclosed is: none provided

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2009 and 2008.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2009. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6)	Work Performance by others

None.

Item 15. Exhibits

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer required by Rule 13A-14 or Rule 15D-14 Under the Securities Exchange Act of 1934, As Amended

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Date: December 23, 2009	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer and interim Secretary and Principal Accounting Officer