Form 10-Q
period 2009-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2010-02-16
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the period from October 1st 2009 to December 31st 2009

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

The number of shares outstanding of each of the issuer's classes of common equity as of February 16, 2010: 60,357,795 shares of common stock

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

December 31, 2009

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	December 31, 2009	September 30, 2009
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$82,648	$77,461
Accounts receivable	3,610	5,425
Inventories	242,074	220,139
Prepaid expenses	5,351	5,040

Total Current Assets	333,683	308,065

Long Term Investment
Investment in MIT China Joint Venture	437,115	426,678

Property and Equipment
Tooling and machinery	297,147	290,053
Furniture and office equipment	139,327	136,001
Leasehold improvements	28,664	27,980
	465,138	454,033

Less accumulated depreciation	(431 077)	(416,409)
	34,061	37,624
Other Assets
Patents (net of accumulated amortization of $3,172 and $2,612)	8,032	8,387
Total assets	$812,891	$780,754

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	December 31 2009	September 30 2009
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Deferred income	$1,199,339	$1,226,396
Accounts payable and accrued expenses	456,653	388,903
Amounts due to related parties	3,553,982	3,332,463
Current portion of long-term debts	4,313	6,014
	5,214,287	4,953,776
Long-Term Debts	-	-

Total Liabilities	5,214,287	4,953,776

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized;
60,357,795 and 59,087,795 shares issued and
Outstanding, respectively	6,031	5,909

Additional paid-in capital	7,822,355	7,699,478
Deficit	(11,955,448)	(11,667,623)
Other comprehensive income (loss)	(274,334)	(210,786)

Total Stockholders' Equity (Deficit)	(4,401,396)	(4,173,022)

Total Liabilities and Stockholders' Equity (Deficit)	$812,891	$780,754

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three-Month Period Ended December 31,

	2009	2008
	(Unaudited)	(Unaudited)

Sales	$208,563	$70,915
Cost of sales	(54,991)	(51,610)

Gross profit	153,572	19,305

Research and development costs	(152 467)	(450,000)
Selling, general, and administrative expenses	(283,274)	(150,378)
	(435,741)	(600,378)

Net loss from operations	(282,169)	(581,073)

Other Income (Expense)
Interest income	588	1,312
Interest expense	(6244)	(641)
	(5,656)	671

Net loss	$(287,825)	$(580,402)

Basic (loss) per share	$(0.005)	$(0.016)

Basic weighted average shares outstanding	60,357,795	51,058,663

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three-Month Period Ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(287,825)	$(580,402)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense
Amortization expense	5,043	13,458
Goodwill impairment charge	-	-
Common stock issued for services	123 000	4000

Changes in:
Accounts receivable	1,815	(1,868)
Research credit receivable	-	-
Inventories	(21,935)	5,120
Prepaid expenses	(311)	830
Accounts payable and accrued liabilities	67,750	138,261)
Related party payables	-	-
Deferred income	(27,057)	(17,617)
Net cash used by operating activities	(139,520)	(438,218)

Cash flows from investing activities:
Acquisition of patents	-	-
Investment in MIT China joint venture	(10,437)	-
Tooling and machinery	-	-
Net cash used by investing activities	(10,437)

Cash flows from financing activities:
Proceeds from issuance of stock, net	-	-
Increase in amounts due to related parties	221,519	191,446
Issuance of notes payable	-	-
Repayment on notes payable	(1,701)	-
Net cash provided from financing activities	219,818	191,446

Effect of exchange rates	(64,674)	168,734

Increase (decrease) in cash	5,188	(83,130)
Cash, beginning of period	77,461	94,834
Cash, end of period	$82,648	$11,704
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,244	$641
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	First quarter ending December 31, 2009	First quarter ending December 31, 2008
Net loss	$(287,825)	$(580,402)
Other comprehensive income (loss)
Foreign currency translation adjustment	(63,548)	104,320

Net comprehensive income (loss)	$(351,373)	$(476,082)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2009	59,087,795	$5,908	$7,699,478	$(11,667,623)

Shares issued for debts	-	-	-	-
Shares issued for services	1,270,000	123	122,877	-
Net loss for the period ended December 31, 2009	-	-	-	(287,825)

Balance – December 31, 2009	60,357,795	$6,031	$7,822,355	$(11,955,448)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended December 31, 2009 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Unearned income

On November 1st, 2007, the Company received a Non-Refundable deposit of $1,300,000 for the worldwide rights to market and sells all Medical International Technology Inc.’s present and future Needle-Free Jet-Injectors for the human and animal markets. This deposit is part of an agreement under negotiation, which was finalized in January 2009.  The Company has recorded the deposit as unearned income until  a final agreement was reached, at which time the deposit will be earned as income over the estimated contractual life of the final agreement. As at December 31, 2009, the Company had earned $ 130,000.

Note 3 – Inventories

Inventories at December 31, 2009 and September 30, 2009 consist of the following:

	December 31, 2009	September 30, 2009
Raw materials	$185,111	$165,193
Work in process	47,291	42,939
Finished goods	9,672	12,007
Total	$242,074	$220,139

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 4 – Research and Development Costs

Research and development costs are charged to operations when incurred.

Research and development expenses are as follows:

	December 31, 2009	September 30,2009
R&D Costs	$152,467	$450,000

	$152,467	$450,000

“On September 30, 2009, the Company’s research and development contract with Idee expired.  Both Idee and the Company are negotiating a new contract, and are currently operating under a month to month agreement until a new contract is finalized.  Under the month to month agreement, the Company is to pay Idee $50,000 per month for specific research and development on needle-free technologies.  As of December 31, 2009, $150,000 was charged to research and development costs.”

Note 5 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three-months ended December 31, 2009 and   2008 were $5,620, and $13,584, respectively.

Note 6 – Intangible Assets

As of December 31, 2009 the Company has net intangible assets totaling $ 3172. Amortization expenses for the three-months ended December 31, 2009 and 2008 were $560, and $116, respectively.  Intangible assets consist of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$11,204	$3172	$8,032	8.5 through 16

Note 7 – Related Party Transactions

Related party balances consist of the following at December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009
Payable to Idee International R&D, Inc.	$3,553,982	$3,332,463
	$3,553,982	$3,332,463

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are non-interest bearing and due upon demand. In addition, the Company has advanced funds to other corporations owned by shareholders. These loans are also non-interest bearing and due upon demand.

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

During fiscal 2008 and effective October 1, 2007, the Company entered into a Research and Development Contract with Idee International R&D, Inc.(“Idee”), an entity owned individually by the Company’s CEO and President.  Under the terms of the agreement, Idee will perform specific research and development on needle-free technologies, as defined in the agreement, from October 1, 2007 to September 30, 2009, and the Company will pay Idee $150,000 per month.  The monthly charge is recorded as research and development costs on the accompanying consolidated income statement.   The Company has accrued a liability to Idee of $3,403,892 under this contract.

Note 8 – Capital Stock

Common Stock
From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.  For the quarter ended December 31, 2009, the Company issued 1,270,000 shares of common stock for services rendered to the Company.  The value of those services was $123,000, which was based on the fair value per share of the Company’s common stock at the date of issuance.

Preferred Stock

As of December 31, 2009, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of December 31, 2009, there were no outstanding stock options.

Outstanding Warrants

During the year ended September 30, 2009, the Company issued warrants to purchase an aggregate of 2,500,000 common shares at an exercise price of $0.50 per share.  The warrants were issued in connection with private placements completed during 2009.  The warrants expire on April 15, 2010.  The warrant vested immediately and had a term of less than 1 year.  The Company estimated the fair value of the warrants using the Black-Scholes method with assumptions including: (1) term of less than one year; (2) a computed volatility rate of 92% to 110%; (3) a discount rate of $1.26%; and (4) zero dividends.  The fair value of the warrants was estimated to be $13,859.

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 9 – Notes Payable

Long-term debt consists of the following at December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009

Note payable to a bank, bearing interest at prime plus 2.5%, secured by equipment, due July 21, 2010
	$4,313	$6,014

Current portion of long-term debt	(4,313)	(6,014)

Long-term debt	$-	$-

Scheduled maturities of long-term debt are as follows:

July 21, 2010	$4,313	-

Note 10 – Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Note 11 –   Investment in MIT China Joint Venture

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

During the period from May 6, 2009 to September 30, 2009, the Joint Venture had not commenced operations.  The Company expects the Joint Venture to commence operations during the Company’s second quarter of fiscal year 2010.

Medical International Technology, Inc.

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of December 31, 2009, the Company’s recorded investment in the MIT China was $437,115

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Recent Events

On January 14th, 2010 - Medical International Technology Inc. received clearance by FINRA to be traded on the OTC Bulletin Board. MIT’s shares are currently posted for trading on the OTC Bulletin Board under the ticker symbol MDLH.OB.

On January 25th, 2010, we redesigned the company website. The new website’s purpose will be to inform all shareholders about new developments in the following fields: Management & Advisory Board; Products; Latest News and Operations.

On January 28th, 2010, we appointed Mr. Jacques Gauthier and Mr. Michel Carrier as members of our newly formed Advisory Board.

Mr. Jacques Gauthier has served on the board of directors of Axcan Pharma Inc. since 1995. He is currently an advisor to the President and Scientific Director at Montreal Clinical Research Institute. Mr. Gauthier also serves on the board of directors of a variety of medical and pharmaceutical companies and associations. He has held various senior management positions, both in Canada and abroad, with UpJohn Laboratories Inc. and UpJohn International Inc., currently owned by Pfizer. In 1984, Mr. Gauthier joined BioMega / Boehringer Ingelheim Research Inc. where he served as president and general manager until 1996.

Mr. Michel Carrier has held various senior management positions in marketing and sales over the past 25 years. His vast experience and innovative marketing methods make him a great asset as a member of MIT’s Advisory Board.

MIT President and CEO, Mr. Karim Menassa, believes that the nomination and acceptance by Mr. Gauthier and Mr. Carrier is a very important and positive step for the immediate and future success of the company.

On February 4th, 2010, we appointed Mr. Harold Gervais as the 3rd member to join the newly-formed Advisory Board. Furthermore, Mr. Gervais will also hold the position of Vice-President and part-time Chief Financial Officer at Medical International Technology Inc.

Mr. Harold Gervais, MBA, has more than 25 years of experience in managing businesses of all sizes. He was Executive Vice President and CFO of ABB Canada and CIO of ABB Americas. ABB is one of the world’s leader in power and automation engineering company with revenues of 35Bn in 2008.

Medical International Technology, Inc.

Moreover, Mr. Gervais has held financial and human resources management position at Kimberly-Clark. Kimberly Clark is leading the world in essentials for a better life with revenues of 19.1 Billion in 2009.

Mr. Gervais completed many integration projects, realized the restructuring of different organizations and the optimization of different accounting systems. He has also completed several turnaround and financing mandates. Throughout the years he has developed an expertise for the creation and the execution of realistic action plans that deliver expected results. He currently sits on the board of directors of several companies.

The nomination and acceptance by Mr. Harold Gervais to join MIT’s Advisory Board and his assuming the position of Vice-President and Chief Financial Officer of Medical International Technology Inc. will strengthen MIT’s management team. The addition of Mr. Gervais serves to better control the company’s overall operations, including the Chinese Joint Venture, in order to reach our objectives in sales and profits for the coming years.

On February 9th, 2010, we appointed Dr. Francis Bellido, PhD, MBA, as the 4th member to join the newly-formed Advisory Board. Mr. Bellido will also hold the position of Vice-President and Chief Strategy Officer.

Dr. Francis Bellido has more than 25 years of experience in the Biosciences and Financial industries. He has held several top executive positions in both small and large companies. He was President and Chief Operating Officer at Supratek Pharma, a pharmaceutical company specializing in the development of cancer drugs. While President and Chief Executive Officer of SGF-Santé he managed a $500M health science investment portfolio. Dr. Bellido has also held several executive positions with Eli Lily in the United States and Europe including Strategic Asset Director, Global Business Unit Manager and Head of Regulatory Affairs. Dr. Bellido also received a Masters degree in Pharmaceutical Sciences and a Ph.D. in Medical Microbiology from the University of Geneva in Switzerland. He received his MBA from the University of Montréal. He has held the position of Invited Professor at the School of Management of the University of Québec in Montréal.

The nomination and acceptance by Dr. Francis Bellido to join MIT’s Advisory Board and his assuming the position of Vice-President and Chief Strategy Officer of Medical International Technology Inc. will strengthen MIT’s management team. The addition of Dr. Bellido will also enrich negotiation opportunities with Medical and Pharmaceutical companies and help MIT achieve its goal to partner with multinational corporations.

The creation of a multi-functional Advisory Board, which, when completed, will be composed of many individuals from diverse backgrounds, will serve to strengthen the management of Medical International Technology Inc. in support to the President and Chief Executive Officer Mr. Karim Menassa. Our goal is to increase efficiency and take further advantage of the opportunities ahead in the global market of needle-free jet-injector for human and animal applications.

Business Development

Expanding the product line:

Medical International Technology Inc. has been considerably expanding financial resources in R&D in the last 5 years, having spent several millions of dollars. MIT already has 5 products for the human market and 9 products for the animal market. The company will soon be unveiling two new additions to its human product line and one for its animal line.

MIT’s patented technology has received approval in several countries world wide. These three new products are no exception. The company will continue working towards obtaining FDA approval, which is expected in the last quarter of this year.

MIT products pipeline is already defined for 2010/2011; the realisation of these new products design will be achieved by new finance to MIT and or a partnership with Medical and Pharmaceutical Companies.

New products for human diabetes, dentistry and poultry applications and their market potentials:

Diabetes
The International Diabetes Federation states that the diagnosis rate of diabetes has increased over the last two decades from 30 million to 246 million people with a disproportionate ratio coming from the United States, India, and China.

Medical International Technology, Inc.

Medical International Technology Inc. is targeting this huge market with their newly developed Med-Jet model MIT-P-I within the next 8 to 10 month. “With our successful Chinese joint venture, MIT intends to introduce this new product in China first, thereafter we will have enough production capacity to sell all over the world”, said Mr. Karim Menassa. The Med-Jet MIT-P-I is designed to be safe, precise, accurate, effective, easy to use and friendly to the environment.

Dentistry
According to the World Health Organization (WHO) statistics, last updated 26 October 2004, the number of dentists in the world was numbered in the millions. There are 234,104 registered Dentist in the USA, 18,861 in Canada, 50,920 in China and it is estimated that 400,000 will be needed by 2030. Statistics show there is an estimated average of 6 to 10 dentists for every 10,000 people in Europe.

It is estimated that 150,000 U.S. dentists could administer about 120 million doses of local Anaesthetics per year for the gums, for a total market of about $3.5 billion.

Medical International Technology Inc. is targeting this lucrative market with their Med-Jet model MIT-H-VI within the next 12 to 16 month. MIT intends to introduce this new product in North America first; other countries will follow shortly after. In the Dental Office, painful needle injections are enough to make even the most rational person skip dental visits. The Med-Jet MIT-H-VI will finally bring an end to traumatic dental visits.

Poultry Vaccinations
MIT’s newly designed Agro-Jet model MIT-XII will help prevent the spread of deadly diseases by providing a needle-free alternative to the vaccination of billions of day-old baby chicks yearly. This high speed vaccinator will be able to inject thousands of birds per hour safely, precisely, accurately, effectively, with ease of use and friendly to the environment.

Chinese Joint Venture:

In June of 2009, the company entered in a Joint Venture with Chinese partners and on February 10th, 2010, its Chinese Joint Venture has received the production certification to produce Med-Jet products in China.

MIT China’s production facilities were the subject of a recent visit by the SFDA. These facilities were deemed suitable for medical device manufacturing, including the production of disposable accessories, by the SFDA and have therefore been granted a production certification.

Clinical trials of Med-Jet models MIT-MBX and MIT-H-III are set to begin in the near future. The obtainment of the production certification for human products together with the results from the clinical trials will represent an essential stepping-stone toward the ultimate goal of obtaining a licence to sell our Med-Jet injectors in China.

Medical International Technology, Inc.

Projected Sales and Market Breakdown
On February 6th 2010 we announced in our Corporate Update that the company firmly believes it will grow revenues well past US$ 75,000,000 annually within the next three years. The following information will outline market expectations by category and timeframe:

Human applications:
Our initial target market for the first year is cosmetic Dermatology, Plastic surgery, and General Practitioner for single and mass injections, using Med-Jet models MIT MBX and MIT-H-III. The second year, in addition to the previous models, the introduction of model MIT-H-IV-1 and MIT-H-IV-5 will target private clinics and hospitals. During the third year, the injector for Diabetics, MIT P-I, and the Dental injector, MIT-H-VI, will be introduced and will drastically increase sales to achieve and exceed its forecasted US$ 55,000,000.

Animal applications:
Our initial target market for the first year is the pork, cattle, and poultry markets, using our existing and newly redesigned products for mass animal vaccination. The second year in addition to the previous models, MIT will introduce and market its day-old baby chicken injector, a highly-requested product by farmers around the world. During the third year, MIT will present 2 more new products expected to drastically increase sales to achieve and exceed its forecasted US$ 20,000,000.

Chinese Partner
Since its establishment in 1990, Jiangyin Lanling Bottle Stoppers Co., Ltd. (one of the members of Hualan Group) has grown to be the leading medical packaging material manufacturer in China with an extensive product range, unparalleled manufacturing scale, leading edge technologies and national recognition as a highly-valued technology enterprise. Lanling is also the leading butyl rubber stopper producer in the Asia Pacific region. Mr. Hua Guoping, President and Chairman of Hualan Group, will be working with Medical International Technology.

China joint venture
The creation of the joint venture named Jiangsu Hualan MIT Medical Technology (MIT CHINA) Ltd., in June of 2009, has given MIT a unique advantage to expand its production operations and increase its sales and profits in the multi-billion dollar worldwide needle-free injector market. The joint venture also gives MIT the opportunity to achieve its goals for the short and long-term future.

Furthermore, MIT China venture will help Medical International Technology Inc. supply large production volumes in lesser time, which will attract large medical and pharmaceutical partners. Mr. Menassa’s meetings with suppliers in China were successful and represent an important step towards reducing production cost without compromising quality.

The introduction of our Agro-Jet needle-free injector for animal application is going very well; our veterinary staff is doing an excellent job training our Distributors in the different provinces. These efforts will result in sales growth for the coming months and years.

Mr. Menassa’s meeting with SFDA personnel was very positive. The construction of a class 10,000 cleanroom lab, recommended by the SFDA, was completed on January 29, 2010. Having received certification for our production facilities earlier this week brings us a step closer to our goal of beginning production of our Med-Jet line of products and all the disposable accessories in China for the Chinese market.

Mr. Menassa, together with his Chinese partners, also had successful meetings with two hospitals in the city of Shanghai recommended by SFDA personnel for clinical trials with Med-Jet models MIT-MBX and MIT-H-III. Our goal is to complete our clinical trials in June of 2010 and start marketing and selling in July 2010.

Medical International Technology Inc. objective is to ensure that its injectors become an indispensable, environmentally friendly product for doctors, dentists, veterinarians and home users around the world.

Medical International Technology, Inc.

Medical International Technology Inc. will continue providing a safe and effective means to help prevent the spread of deadly diseases to both humans and animals through the use of the Med-Jet® and Agro-Jet® needle-free injection system.

Results of Operations

Results of Operations for the Three-Months ended December 31, 2009 and 2008

For the three-month period ended December 31, 2009, the Company experienced a net loss from operations of  $287,825 which was primarily due to research and development costs of  $152,467 and selling, general and administrative expenses of  $283,274. Gross profits for the period were $153,572.

For the three-month period ended December 31, 2008, the Company experienced a net loss from operations of  $580,402 which was primarily due to research and development costs of  $450,000 and selling, general and administrative expenses of  $150,378. Gross profits for the period were $19,305.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the three-month period ending December 31, 2009 were $208,563 compared to sales of $70,915 for the same period last year. Gross profits for the period ending December 31, 2008 represented 73% of sales, where gross profits for the same period last year represented 27% of sales. This is primarily a result of the Company experiencing more steady sales beginning in the last quarter of fiscal 2009.  Research and development costs decreased primarily as a result of the expiration of the Idee contract, which is currently on a month to month renewal at $50,000 per month, as compared to a monthly charge in the prior quarter of $150,000 per month.

Liquidity and Capital Resources

For the three-month period ending December 31, 2009, the Company’s cash position increased to $82,648. Net cash used in operating activities was $139,520, primarily as a result of the Company’s net loss offset by common stock issued for services of $123,000; financing activities provided $219,818, which was primarily as a result of increases in amounts due to related parties.  Cash used by investing activities was $10,437, which was entirely additional capital invested in the MIT China joint venture. The effect of exchange rates on cash reduced cash balances by $64,674.

For the three-month period ending December 31, 2008, the Company’s cash position was $11,704. Net cash used in operating activities was $438,218, primarily due to the Company’s net loss during the period. Financing activities provided $191,446, entirely from increased borrowings from related parties. The effect of exchange rates on cash increased cash balances by $168,734.

Plan of Operations

We are engaged in the business of research, development, marketing and sales of needle-free jet injector technology and products for humans and animals, for single and mass injections.

We continue to market our product in all available markets, seek regulatory approvals to expand those market opportunities and improve our products for application to new markets.

We have recently completed several rounds of financing resulting in net proceeds to the company of approximately $1,287,520 and continues efforts to secure additional funding to support and expand operations.   Funds from these sales of our common stock are being used to fund continued operations, develop and seek regulatory approvals for our products and market those products worldwide.

We will continue to seek additional funding to expand operations and develop sales revenue to a volume sufficient to sustain operations.

Medical International Technology, Inc.

Product Development

We have filed for FDA approval for its needle-free injector – the MED-JET, designed specifically for human mass inoculations. The MED-JET is capable of delivering many types of medications such as vaccines, insulin and other types of injectables. Its low-pressure technology offers an advantage to alternative high pressure systems that can cause blowbacks and expose medical workers and patients alike to microscopic traces of blood.

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

On December 15, 2005, we received full certification granted under the International Organization for Standardization, as well as the Canadian Medical Device Conformity Assessment System, for devices to be licensed by HEALTH CANADA. These certifications allow MIT to market the Med-Jet Needle-Free Injector for human use in all countries other than the U.S., at this point. The Med-Jet injector has been submitted for FDA approval which, if accepted, will allow MIT to sell the Med-Jet in the United States, making it a truly worldwide system.

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

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Medical International Technology, Inc.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six month period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other information

None.

Item 6.   Exhibits

Exhibits

31.1           Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1           Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Date: February 16, 2010	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer
Interim Secretary and Chief Financial Officer

21