Form 10-Q
period 2010-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2010-05-14
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the period from October 1st 2009 to March 31st 2010

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

The number of shares outstanding of each of the issuer's classes of common equity as of May 14, 2010: 62,297,795 shares of common stock

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

March 31, 2010

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	March 31, 2010	September 30, 2009
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$53 080	$77,461
Accounts receivable	182	5,425
Inventories	247,295	220,139
Prepaid expenses	5,273	5,040

Total Current Assets	305,830	308,065

Long Term Investment
Investment in MIT China Joint Venture	387 038	426,678

Property and Equipment
Tooling and machinery	306,217	290,053
Furniture and office equipment	143,580	136,001
Leasehold improvements	29 539	27,980
	479,336	454,033

Less accumulated depreciation	(448,855)	(416,409)
	30,481	37,624
Other Assets
Patents (net of accumulated amortization of $5,002 and $2,612)	17,948	8,387
Total assets	$741 296	$780,754

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	March 31 2009	September 30 2009
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Deferred income	$1,169,436	$1,226,396
Accounts payable and accrued expenses	508,787	388,903
Amounts due to related parties	3,551,678	3,332,463
Current portion of long-term debts	2,540	6,014
	5,232,441	4,953,776
Long-Term Debts	-	-

Total Liabilities	5,232,441	4,953,776

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized;
60,357,795 and 59,087,795 shares issued and
Outstanding, respectively	6,341	5,909

Additional paid-in capital	8,132,445	7,699,478
Deficit	(12,343,320)	(11,667,623)
Other comprehensive income (loss)	(286,611)	(210,786)

Total Stockholders' Equity (Deficit)	(4,491,145)	(4,173,022)

Total Liabilities and Stockholders' Equity (Deficit)	$741 296	$780,754

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended March 31,		Six-Months Period Ended March 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Sales	$144,557	$88,002	$353,120	$158,917
Cost of sales	(43,588)	(34,151)	(98,579)	(85 761)
Gross profit (loss)	100,969	53,851	254,541	73,156

Research and development costs	(74,017)	(450,000)	(76,484)	(900,000)
Selling, general, and administrative expenses	(513,927)	(115,861)	(797,201)	(266,239)
	(587,944)	(565,861)	(873,685)	(1,166,239)

Loss from operations	(486 975)	(512,010)	(619,144)	(1,093,083)

Other Income (Expense) Equity earnings (loss) on MIT China Joint Venture	(50,077)	-	(50,077)	-
Interest income/loss	(588)	(798)	-	514
Interest expense	(232)	(538)	(6,476)	(1,179)
	(50,897)	(1,336)	(56,553)	(665)

Net Loss	$(537,872)	$(513,346)	$(675,697)	$(1,093,748)

Basic (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic weighted average shares outstanding	60,357,795	51,058,663	62,297,795	45,915,806

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six-Month Period Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(675,697)	$(1,093,748)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Equity loss from MIT China Joint Venture	50,077
Depreciation and amortization expense	11,533	26,915

Common stock issued for services	333,400	2,400
Related party payables settle by common stock		21,600

Changes in:
Accounts receivable	5,243	(10,222)

Inventories	(27,156)	(10)
Prepaid expenses	(233)	(3,091)
Accounts payable and accrued liabilities	119,884	211,788

Deferred income	(56,960)	20,225
Net cash used by operating activities	(239,909)	(824,113)

Cash flows from investing activities:
Acquisition of patents	(11,386)	-
Investment in MIT China joint venture	(10,437)	-
Tooling and machinery	-	-
Net cash used by investing activities	(21,823)

Cash flows from financing activities:
Proceeds from issuance of stock, net	100,000	-
Increase in amounts due to related parties	219,215	688,512
Issuance of notes payable	-	-
Repayment on notes payable	(3,474)	(6,910)
Net cash provided from financing activities	315,741	681,602

Effect of exchange rates	(78,390)	95,914

Increase (decrease) in cash	(24,381)	(46,597)
Cash, beginning of period	77,461	94,834
Cash, end of period	$53,080	$48,237
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,476	$641
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	Second quarter ending March 31, 2010	Second quarter ending March 31, 2009
Net loss	$(675,697)	$(1, 093,748)
Other comprehensive income (loss)
Foreign currency translation adjustment	(75,825)	27,338

Net comprehensive income (loss)	$(751 522)	$(1,066,410)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2009	59,087,795	$5,908	$7,699,478	$(11,667,623)

Shares issued for debts	-	-	-	-
Shares issued for services	1,270,000	123	122,877	-
Net loss for the period ended December 31, 2009	-	-	-	(137,825)

Balance – December 31, 2009	60,357,795	$6,031	$7,822,355	$(11,805,448)

Shares issued for services	1,315,000	210	210,190	-
Shares issued for cash	625,000	100	99,900	-
Net loss for the period ended March 31, 2010	-	-	-	(537,890)

Balance – March 31, 2010	62,297,795	6,341	8,132,445	(12,343,338)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended March 31, 2010 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Unearned income

On November 1st, 2007, the Company received a Non-Refundable deposit of $1,300,000 for the worldwide rights to market and sells all Medical International Technology Inc.’s present and future Needle-Free Jet-Injectors for the human and animal markets. This deposit is part of an agreement under negotiation, which was finalized in January 2009.  The Company has recorded the deposit as unearned income until  a final agreement was reached, at which time the deposit will be earned as income over the estimated contractual life of the final agreement. As at March 31, 2010, the Company had earned $ 65,000.

Note 3 – Inventories

Inventories at March 31, 2010 and September 30, 2009 consist of the following:

	March 31, 2010	September 30, 2009
Raw materials	$180,229	$165,193
Work in process	57,028	42,939
Finished goods	10,038	12,007
Total	$247,295	$220,139

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 4 – Research and Development Costs

Research and development costs are charged to operations when incurred.

Research and development expenses are as follows:

	March 31, 2010	September 30, 2009
R&D Costs	$76,484	$450,000

	$76,484	$450,000

From October first 2009 the Company entered into a verbal understanding with Idee International R&D, Inc.(“Idee”), an entity owned individually by the Company’s CEO and President.  Under the terms of the verbal understanding, Idee will perform specific research and development on needle-free technologies, as defined by the Company on a monthly base, the verbal understanding will be in effect from October 1st, 2009 to September 30, 2010, and the Company will pay Idee a monthly amount that will be determined on a month by month basis.  The monthly charge is recorded as research and development costs on the accompanying consolidated income statement.

Note 5 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the six months ended March 31, 2010 and   2009 was $9,240, and $26,682, respectively.

Note 6 – Intangible Assets

As of March 31, 2010 the Company has net intangible assets totaling $ 17,948. Amortization expenses for the six-months ended March 31, 2009 and 2009 was $2293, and $233, respectively.  Intangible assets consist of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$22,950	$5,002	$17,948	8.5 through 16

Note 7 – Related Party Transactions

Related party balances consist of the following at March 31, 2010 and September 30, 2009:

	March31, 2010	September 30, 2009
Payable to Idée International R&D, Inc.	$3,403,982	$3,332,463
Payable to	147,696
	$3,551,678	$3,332,463

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are non-interest bearing and due upon demand. In addition, the Company has advanced funds to other corporations owned by shareholders. These loans are also non-interest bearing and due upon demand.

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

From October first 2009 the Company entered into a verbal understanding with Idee International R&D, Inc.(“Idee”), an entity owned individually by the Company’s CEO and President.  Under the terms of the verbal understanding, Idee will perform specific research and development on needle-free technologies, as defined by the Company on a monthly base, the verbal understanding will be in effect from October 1st, 2009 to September 30, 2010, and the Company will pay Idee a monthly amount that will be determined on a month by month basis.  The monthly charge is recorded as research and development costs on the accompanying consolidated income statement.

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

On February 16, 2010, the Company issued 625,000 shares of common stock under a private placement offering for total proceeds of $100,000.

For the quarter ended March 31, 2010, the Company issued 1,315,000 shares of common stock for services rendered to the Company.  The value of those services was $210,400, which was based on the fair value per share of the Company’s common stock at the date of issuance.

Preferred Stock

As of March 31st, 2010, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of March 31st, 2010, there were no outstanding stock options.

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

Notes to Financial Statements

(Unaudited)

Note 9 – Notes Payable

Long-term debt consists of the following at March 31, 2010 and September 30, 2009:

	MARCH 31, 2010		September 30, 2009

Note payable to a bank, bearing interest at prime plus 2.5%, secured by equipment, due July 21, 2010
		$2,540	$6,014

Current portion of long-term debt		(2,540)	(6,014)

Long-term debt		$-	$-

Scheduled maturities of long-term debt are as follows:

July 21, 2010	$		-

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

The Company has commenced operations in the first quarter of fiscal year 2010.

Medical International Technology, Inc.

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of March 31, 2010, the Company’s recorded investment in the MIT China was $387,038. During the six month ended March 31, 2010, the Company recorded an equity loss from its investment in MIT China of $50,077.

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

On January 28th, 2010, we appointed Mr. Jacques Gauthier. Mr. Gauthier has served on the board of directors of Axcan Pharma Inc. since 1995. He is currently an advisor to the President and Scientific Director at Montreal Clinical Research Institute. Mr. Gauthier also serves on the board of directors of a variety of medical and pharmaceutical companies and associations. He has held various senior management positions, both in Canada and abroad, with UpJohn Laboratories Inc. and UpJohn International Inc., currently owned by Pfizer. In 1984, Mr. Gauthier joined BioMega / Boehringer Ingelheim Research Inc. where he served as president and general manager until 1996.

On January 28th, 2010, we appointed Mr. Michel Carrier as a member of our newly formed Advisory Board. Mr. Carrier has held various senior management positions in marketing and sales over the past 25 years. His vast experience and innovative marketing methods make him a great asset as a member of MIT’s Advisory Board.

On February 4th, 2010, we appointed Mr. Harold Gervais. Mr. Gervais, MBA, has more than 25 years of experience in managing businesses of all sizes. He was Executive Vice President and CFO of ABB Canada and CIO of ABB Americas. ABB is one of the world’s leaders in power and automation engineering company with revenues of 35Bn in 2008.

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

Medical International Technology, Inc.

On February 9th, 2010, we appointed Dr. Francis Bellido, PhD, MBA, Dr. Bellido has more than 25 years of experience in the Biosciences and Financial industries. He has held several top executive positions in both small and large companies. He was President and Chief Operating Officer at Supratek Pharma, a pharmaceutical company specializing in the development of cancer drugs. While President and Chief Executive Officer of SGF-Santé he managed a $500M health science investment portfolio. Dr. Bellido has also held several executive positions with Eli Lily in the United States and Europe including Strategic Asset Director, Global Business Unit Manager and Head of Regulatory Affairs. Dr. Bellido also received a Masters degree in Pharmaceutical Sciences and a Ph.D. in Medical Microbiology from the University of Geneva in Switzerland. He received his MBA from the University of Montreal. He has held the position of Invited Professor at the School of Management of the University of Quebec in Montreal.

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

The creation of a multi-functional Advisory Board, composed of individuals from diverse backgrounds, is serving to strengthen the management of Medical International Technology Inc. in support to the President and Chief Executive Officer Mr. Karim Menassa. Our goal is to increase efficiency and take further advantage of the opportunities ahead in the global market of needle-free jet-injector for human and animal applications.

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

MIT’s patented technology has received approval in several countries worldwide. These three new products are no exception. The company will continue working towards obtaining FDA approval, which is expected in the last quarter of this year.

MIT products pipeline is already defined for 2010/2011; the realization of these new products design will be achieved by new finance to MIT and or a partnership with Medical and Pharmaceutical Companies.

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

It is estimated that 150,000 U.S. dentists could administer about 250 million doses of local Anaesthetics per year for the gums, for a total market of about $3.5 billion.

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

On Mr. Menassa’s last visit to his office in China, together with his Chinese partners, had successful meetings with two hospitals in the city of Shanghai recommended by SFDA personnel for clinical trials with Med-Jet models MIT-MBX and MIT-H-III. Our goal was to complete our clinical trials in June of 2010 and start marketing and selling in July 2010.

The good news is that Mr. Karim Menassa will be leaving to China on May 17 and back on May 28; his main objectives will be the Clinical trials of Med-Jet models MIT-MBX and MIT-H-III that are set to begin on May 24th 2010, the obtainment of the production certification for human products together with the results from the clinical trials will represent an essential stepping-stone toward the ultimate goal of obtaining a license to sell our Med-Jet products in China.

Mr. Menassa will be present at a very important introduction exhibition for its Med-Jet products, meeting with more than 200 distributors that will be selling the Med-Jet line of products all over the Chinese market.

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

Results of Operations

Results of Operations for the Six-Months ended March 31, 2010 and 2009

For the six-month period ended March 31, 2010, the Company experienced a net loss from operations of  $675,697 which was primarily due to research and development costs of  $76,484 and selling, general and administrative expenses of  $797,201. Gross profits for the period were $254,541.

For the six-month period ended March 31, 2010, the Company experienced a net loss from operations of  $537,872 which was primarily due to research and development costs of  $74,017 and selling, general and administrative expenses of  $513,927. Gross profits for the period were $100,969.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the six-month period ending March 31, 2010 were $353,120 compared to sales of $158,917 for the same period last year. Gross profits for the period ending March 31, 2010 represented 72% of sales, where gross profits for the same period last year represented 46% of sales. This is primarily a result of the Company experiencing more steady sales beginning in the last quarter of fiscal 2010.  Research and development costs decreased primarily as a result of the expiration of the Idee contract, which is currently on a month to month basis.

Liquidity and Capital Resources

For the six-month period ending March 31, 2010, the Company’s cash position decreased to $53,080. Net cash used in operating activities was $239,909. Primarily as a result of the Company’s net loss offset by common stock issued for services of $333,400. Financing activities provided $315,741, which was primarily as a result of increases in amounts due to related parties and cash received of $100,000 from issuance of common stock.  Cash used by investing activities was $21,823, which was additional capital invested in the MIT China joint venture and acquisitions of new patent rights. The effect of exchange rates on cash reduced cash balances by $78,390.

For the six-month period ending March 31, 2009, the Company’s cash position was $48,237. Net cash used in operating activities was $824,113, primarily due to the Company’s net loss during the period. Financing activities provided $681,602, entirely from increased borrowings from related parties. The effect of exchange rates on cash increased cash balances by $95,914.

Plan of Operations

We are engaged in the business of research, development, marketing and sales of needle-free jet injector technology and products for humans and animals, for single and mass injections.

We continue to market our product in all available markets, seek regulatory approvals to expand those market opportunities and improve our products for application to new markets.

The creation of a multi-functional Advisory Board, composed of individuals from diverse backgrounds, is serving to strengthen the management of Medical International Technology Inc. in support to the President and Chief Executive Officer Mr. Karim Menassa. Our goal is to increase efficiency and take further advantage of the opportunities ahead in the global market of needle-free jet-injector for human and animal applications.

We will continue to seek additional funding to expand operations, develop sales revenue, conduct presentation to Medical and Pharmaceutical Companies, achieve sales to a volume sufficient to sustain operations and yield a good return to our shareholders.

Medical International Technology, Inc.

Product Development

As per our previous fillings for FDA approval for its needle-free injector – the MED-JET, designed specifically for human mass inoculations. The MED-JET is capable of delivering many types of medications such as vaccines, insulin and other types of injectables. Its low-pressure technology offers an advantage to alternative high pressure systems that can cause blowbacks and expose medical workers and patients alike to microscopic traces of blood.

According to the International Sharps Injury Prevention Society (http://www.isips.org), it has been estimated that one out of every seven workers is accidentally struck by a contaminated sharp point each and every year. The Center for Disease Control (CDC: http://www.cdc.gov/niosh/2000-108.html#5) estimates that there are 600,000 to 800,000 needle stick injuries per year in the U.S. alone, and many are not reported. More than 20 types of infectious agents have been transmitted through needlesticks, including hepatitis B and C, tuberculosis, syphilis, malaria, herpes, diphtheria, gonorrhea, typhus and Rocky Mountain spotted fever. The MED-JET will eliminate this risk to our health care professionals and create a safer workplace. Other advantages include its light weight (0.5 kg) and an excellent medication absorption rate. Additionally, the system has the ability to increase or decrease the volume and pressure of injection. This technology is unique to MIT’s MED-JET MBX Injector. The system is designed to inject up to 600 individuals an hour.

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

Now that MIT is able to sell its Med-Jet in all countries, other than the U.S., it is working to complete two FDA filings. The first of these will be for use of the Med-Jet for injecting anesthesia in a variety of situations. The second, and most significant in light of the news coming out of Asia concerning the spread of Influenza A (H1N1) to humans, will be the Med-Jet-H III, for mass vaccination in case of a pandemic, such as Avian Influenza, Polio, Tuberculosis, Malaria or HIV.

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

(b) Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six month period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   (Removed and Reserved)

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

Medical International Technology, Inc.

Date: May 14, 2010	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer
Interim Secretary and Chief Financial Officer