Form 10-Q
period 2010-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2010-08-16
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the period from April 1st to June 30th 2010
 000-31469
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

The number of shares outstanding of each of the issuer's classes of common equity as of August 13, 2010: 62,297,795 shares of common stock

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

June 30, 2010

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	June 30, 2010	September 30, 2009
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$109,892	$77,461
Accounts receivable	11,960	5,425
Inventories	236,668	220,139
Prepaid expenses	5,992	5,040

Total Current Assets	364,512	308,065

Long Term Investment
Investment in MIT China Joint Venture	368,224	426,678

Property and Equipment
Tooling and machinery	293,225	290,053
Furniture and office equipment	137,488	136,001
Leasehold improvements	28,286	27,980
	458,999	454,033

Less accumulated depreciation	(434,235)	(416,409)
	24,764	37,624
Other Assets
Patents (net of accumulated amortization of $5,761 and $2,577)	15,464	8,387
Total assets	$772,964	$780,754

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	June 30 2010	September 30 2009
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Deferred income	$1,105,868	$1,226,396
Accounts payable and accrued expenses	164,932	388,903
Amounts due to related parties	175,899	3,332,463
Current portion of long-term debts	608	6,014
	1,447,307	4,953,776
Long-Term Debts	-	-

Total Liabilities	1,447,307	4,953,776

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized;
62,297,795 and 59,087,795 shares issued and
Outstanding, respectively	6,230	5,909

Additional paid-in capital	11,536,538	7,699,478
Deficit	(12,432,827)	(11,667,623)
Other comprehensive income (loss)	215,716	(210,786)

Total Stockholders' Equity (Deficit)	(674,343)	(4,173,022)

Total Liabilities and Stockholders' Equity (Deficit)	$772,964	$780,754

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended June 30,		Nine-Months Period Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Sales	$161,773	$234,060	$514,893	$392,977
Cost of sales	(65,392)	(62,820)	(163,971)	(148,581)
Gross profit (loss)	96,381	171,240	350,922	244,396

Research and development costs	(65,194)	(581,373)	(141,678)	(1,481,373)
Selling, general, and administrative expenses	(100,257)	(171,085)	(897,458)	(437,323)
	(165,451)	(752,485)	(1,039,136)	(1,918,696)

Loss from operations	(69,070)	(581,218)	(688,214)	(1,674,300)

Other Income (Expense) Equity earnings (loss) on MIT China Joint Venture	(18,814)	-	(68,891)	-
Interest	-	1,361	-	1,875
Interest expense	(1,622)	(848)	(8,098)	(2,027)
	(20,436)	513	(76,989)	(152)

Net Loss	$(89,506)	$(580,705)	$(765,203)	$(1,674,452)

Basic (loss) per share	$(0.001)	$(0.01)	$(0.01)	$(0.029)

Basic weighted average shares outstanding	62,297,795	57,344,375	62,297,795	57,344,375

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine-Month Period Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(765,203)	$(1,674,452)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Equity loss from MIT China Joint Venture	68,891	-
Depreciation and amortization expense	16,456	34,031

Common stock issued for services	333,400	2,400
Related party payables settle by common stock		628
Capitalization of related party debts	3,403,981

Changes in:
Accounts receivable	(6,535)	(31,251)

Inventories	(16,529)	(22,159)
Prepaid expenses	(952)	8
Accounts payable and accrued liabilities	(223,971)	205,590

Deferred income	(120,528)	(118,782)
Net cash used by operating activities	2,689,010	(1,603,987)

Cash flows from investing activities:
Acquisition of patents	(10,169)	-
Investment in MIT China joint venture	(10,437)	(406,100)
Tooling and machinery	-	-)
Net cash used by investing activities	(20,606)	(406,100)

Cash flows from financing activities:
Proceeds from issuance of stock, net	100,000	649,543
Decrease in amounts due to related parties	(3,156,564)	1,299,749
Issuance of notes payable	-	-
Repayment on notes payable	(5,406)	(7,887)
Net cash provided from financing activities	(3,061,970)	1,941,405

Effect of exchange rates	425,997	73,957

Increase (decrease) in cash	32,431	5,275
Cash, beginning of period	77,461	94,834
Cash, end of period	$109,892	$100 109
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,099	$2,027
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Net loss	$(765,203)	$(1674,452)
Other comprehensive income (loss)
Foreign currency translation adjustment	426,501	13,513

Net comprehensive income (loss)	$(338,702)	$(1,661,137)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2009	59,087,795	$5,908	$7,699,478	$(11, 667,623)

Shares issued for debts	-	-	-	-
Shares issued for services	1,270,000	127	122,873	-
Net loss for the period ended December 31, 2009	-	-	-	(137,825)

Balance – December 31, 2009	60,357,795	$6,035	$7,822,351	$(11,805,448)

Shares issued for services	1,315,000	132	210,268	-
Shares issued for cash	625,000	63	99,937	-
Net loss for the period ended March 31, 2010	-	-	-	(400,565)

Balance March 31, 2010	62,297,795	$6,230	$8,132,556	$(11,805,448)

Shares issued for services	-	-	-	-
Shares issued for cash	-	-	-	-
Net loss for the period ended June 30, 2010	-	-	-	(226,813)

Capitalization of related party debts			3,403,982	-
				-
Balance – June 30, 2010	62,297,795	6,230	11,536,538	(12,432,826)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended June 30, 2010 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Unearned income

On November 1st, 2007, the Company received a Non-Refundable deposit of $1,300,000 for the worldwide rights to market and sells all Medical International Technology Inc.’s present and future Needle-Free Jet-Injectors for the human and animal markets. This deposit is part of an agreement under negotiation, which was finalized in January 2009.  The Company has recorded the deposit as unearned income until  a final agreement was reached, at which time the deposit will be earned as income over the estimated contractual life of the final agreement. As at June 30, 2010, the Company had earned $ 97,500.

Note 3 – Inventories

Inventories at June 30, 2010 and September 30, 2009 consist of the following:

	June 30, 2010	September 30, 2009
Raw materials	$176,606	$165,193
Work in process	51,033	42,939
Finished goods	9,029	12,007
Total	$236,668	$220,139

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 4 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the nine months ended June 30, 2010 and   2009 was $13,272, and $38,056, respectively.

Note 5 – Intangible Assets

As of June 30, 2010 the Company has net intangible assets totaling $ 15,464. Amortization expenses for the nine-months ended June 31, 2010 and 2009 was $5,761, and $2,577, respectively.  Intangible assets consist of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$21,225	$5,761	$15,464	8.5 through 16

Note 6 – Related Party Transactions

Related party balances consist of the following at June 30, 2010 and September 30, 2009:
	June 30, 2010		September 30, 2009
Payable to Idee International R&D, Inc.	$	---	$3,332,463
Payable to related parties		175,899
		$175,899	$3,332,463

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

During the third quarter ended June 30, 2010, the Company received notification from Idee that the board of directors of Idee had agreed to terminate the agreement and release the Company of its obligations due of $3,403,982.  Due to Idee’s affiliation and stock ownership in the Company, the Company has recorded the write-off of obligations to Idee as additional paid-in capital.

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)
Note 7 – Capital Stock

Common Stock
From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the quarter ended December 31, 2009, the Company issued 1,270,000 shares of common stock for services rendered to the Company.  The value of those services was $127,000, which was based on the fair value per share of the Company’s common stock at the date of issuance.

On February 16, 2010, the Company issued 625,000 shares of common stock under a private placement offering for total proceeds of $100,000.

For the quarter ended March 31, 2010, the Company issued 1,315,000 shares of common stock for services rendered to the Company.  The value of those services was $210,268, which was based on the fair value per share of the Company’s common stock at the date of issuance.

Preferred Stock

As of June 30, 2010, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of June 30, 2010, there were no outstanding stock options.

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

Notes to Financial Statements

(Unaudited)

Note 8 – Notes Payable

Long-term debt consists of the following at June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009

Note payable to a bank, bearing interest at prime plus 2.5%, secured by equipment, due July 21, 2010
	$608	$6,014

Current portion of long-term debt	(608)	(6,014)

Long-term debt	$-	$-

Note 9 – Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Note 10 –   Investment in MIT China Joint Venture

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

Medical International Technology, Inc.

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of June 30, 2010, the Company’s recorded investment in the MIT China was $368,224. During the nine month ended June 30, 2010, the Company recorded an equity loss from its investment in MIT China of $68,891.

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
The company is refocusing their efforts and will target FDA approval for 2 of its latest product line first; the Home use injector for diabetics and other treatments requiring daily injections, the second product will target the physicians in their clinics, for vaccination and other biological injection medications. The FDA approval for these 2 products will help the company’s credibility all over the world.

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

Medical International Technology, Inc.

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

Projected Sales and Market Breakdown

On February 6, 2010, we announced in our Corporate Update that the company firmly believes it will grow revenues well past $75,000,000 annually within the next three years. The following information will outline market expectations by category and timeframe:

Human applications:
Our initial target market for the first year is cosmetic Dermatology, Plastic surgery, and General Practitioner for single and mass injections, using Med-Jet models MIT MBX and MIT-H-III. The second year, in addition to the previous models, the introduction of model MIT-H-IV-1 and MIT-H-IV-5 will target private clinics and hospitals. During the third year, the injector for Diabetics, MIT P-I, and the Dental injector, MIT-H-VI, will be introduced and will drastically increase sales to achieve and exceed its forecasted $55,000,000.

Animal applications:
Our initial target market for the first year is the pork, cattle, and poultry markets, using our existing and newly redesigned products for mass animal vaccination. The second year in addition to the previous models, MIT will introduce and market its day-old baby chicken injector, a highly-requested product by farmers around the world. During the third year, MIT will present 2 more new products expected to drastically increase sales to achieve and exceed its forecasted $20,000,000.

Medical International Technology, Inc.

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

China joint venture
The creation of MIT China in June of 2009 has given MIT a unique advantage to expand its production operations and increase its sales and profits in the multi-billion dollar worldwide needle-free injector market. Furthermore, MIT China venture will help Medical International Technology Inc. supply large production volumes in lesser time, which will attract large medical and pharmaceutical partners.

The introduction of our Agro-Jet needle-free injector for animal application is going very well; our veterinary staff is doing an excellent job training our Distributors in the different provinces. These efforts will result in sales growth for the coming months and years.

The construction of a class 10,000 clean room lab, recommended by the SFDA, was completed on January 29, 2010. Having received certification for our production facilities earlier this week brings us a step closer to our goal of beginning production of our Med-Jet line of products and all the disposable accessories in China for the Chinese market.

Our goal is to complete our clinical trials of Med-Jet models MIT-MBX and MIT-H-III in June of 2010 and start marketing and selling in July 2010.

Our objective is to ensure that our injectors become an indispensable, environmentally friendly product for doctors, dentists, veterinarians and home users around the world.

We will continue providing a safe and effective means to help prevent the spread of deadly diseases to both humans and animals through the use of the Med-Jet® and Agro-Jet® needle-free injection system.

Medical International Technology, Inc.

Results of Operations

Results of Operations for the Nine-Months ended June 30, 2010 and 2009

For the nine-month period ended June 30, 2010, the Company experienced a net loss from operations of  $765,203 which was primarily due to research and development costs of  $141,678 and selling, general and administrative expenses of  $897,458. Gross profits for the period were $350,922.

For the nine-month period ended June 30, 2009, the Company experienced a net loss from operations of  $1,674,452 which was primarily due to research and development costs of  $1,481,373 and selling, general and administrative expenses of  $437,323. Gross profits for the period were $244,396.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the nine-month period ending June 30, 2010 were $514,893 compared to sales of $392,977 for the same period last year. Gross profits for the period ending June 30, 2010 represented 68% of sales, where gross profits for the same period last year represented 62% of sales. This is primarily a result of the Company experiencing more steady sales beginning in the last quarter of fiscal 2010.  Research and development costs decreased primarily as a result of the expiration of the Idee contract, which is currently on a month to month basis.

Liquidity and Capital Resources

For the nine-month period ending June 30, 2010, the Company’s cash position increased to $109,892. Net cash used in operating activities was $2,689,090. Primarily as a result of the Company’s net loss offset by common stock issued for services of $333,400 and capitalization of related party debt of $3,403,982. Financing activities provided $3,061,970 which was primarily as a result of decreases in amounts due to related parties of 3,156,564 and cash received of $100,000 from issuance of common stock.  Cash used by investing activities was $20,606, which was additional capital invested in the MIT China joint venture and acquisitions of new patent rights. The effect of exchange rates on cash increased cash balances by $425,997.

For the nine-month period ending June 30, 2009, the Company’s cash position was $100,109. Net cash used in operating activities was $1,063,987, primarily due to the Company’s net loss during the period. Financing activities provided $1,941,405, entirely from increased borrowings from related parties. The effect of exchange rates on cash increased cash balances by $73,957.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine month period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

We are currently involved in litigation with one of our distributors over a contract termination clause in which we plan to vigorously defend.  We do not believe this matter will have a material adverse effect on our financial condition or results of operations.

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

Medical International Technology, Inc.

Date: August 13, 2010	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer
Interim Secretary and Chief Financial Officer