Form 10-K
period 2010-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2010-12-29
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2010

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
                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2010 is approximately $2,402,125 (based on its reported last sale price by the OTC Bulletin Board).

 The number of shares outstanding of the Registrant’s common stock as of SEPTEMBER 30, 2010 was 66,260,295.

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

We have authorized 100,000,000 shares of common stock, par value $.0001 and 3,000,000 shares of preferred stock, par value $.0001. Medical International Technology, Inc.'s common stock is traded on the NASD's Over-The-Counter BULLETIN BOARD under the symbol "MDLH.BB".

The Company has a September 30th fiscal year end.

Description of Business

Medical International Technology, Inc.(MIT) is based in Montreal, Canada; specializing in production, marketing and sale of needle-free jet injector products designed for humans and animals, for single and mass injections. Needle-free jet injector technology and products provide advantages over traditional needle injection techniques and products, including; efficiency, handling security, biological waste elimination, and patient stress reduction.

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

Medical International Technology's intends to concentrate its activities in the medical and para-medical sectors, in particular, in the field of MEDICAL DEVICES. The company's strategy is to build a good order agenda for its different products and establish strategic alliances with different pharmaceutical companies, MEDICAL DEVICES DISTRIBUTORS and manufacturers to ensure good distribution channels for its products.

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

Medical International Technology, Inc.

Target Products and Market

Animal Sector:

Medical International Technology, Inc. markets several Models of Agro-Jet Needle-Free injectors. The AGRO-JET Model MIT II, MIT III, MIT VI and MIT X. The AGRO-JET technology is a Low pressure, high performance, semi-automatic needle-free injector intended for the general use of the livestock market. The Models MIT II and MIT III is intended to target piglets of up to 20Kg. Piglets are one of the largest markets in the animal sector, because these animals require a large number of injections during their growth.

The Model MIT IIP, is manly targeting the world market for vaccination of Poultry, eliminating risks associated with cross contamination. The mass vaccination capabilities and eliminates the risks of cross contamination make this model suited to combat pandemic fears like Bird Flu and other global threats requiring mass vaccinations to prevent their spread.

The Agro-Jet Models MIT VI and X is a product intended for Pigs larger then 20Kg., Swine, Veal, Cattle, Beef   Sheep, Equine and other livestock.

Human Sector:

MED-JET model H-III intended for the mass vaccination of Human, and the model MED-JET-MBX intended for all Clinical Dermatology, Cosmetics Procedures, Plastic Surgery, General Practice and routine procedures in Clinic and Hospitals. MIT has received Health Canada, European Certification, ISO 9001, and ISO 13485, MIT is in the process of obtaining SFDA (Chinese Certification) and will do its best effort to obtain US FDA approval during 2011. MIT is marketing and selling its MED-JET in clinics in Canada and few other countries and intends to market and sell in many other markets during the next fiscal year.

MED-JET –P-I is intended for use in the human sector, targeting hospitals, clinics and individuals who must inject medications at home (diabetics and others). Medical International Technology Inc needle-free injection technology, for humans and for animals, allows for painless injections and reduces the damage to skin and tissues, especially for people who must inject themselves frequently, such as:

(1)	Diabetics
(2)	Allergy Injections

(3)	Vitamins Injections
(4)	Growth Hormone Injections

(5)	Antibiotics Injections
(6)	Birth Control or Impotence Injections

(7)	Vaccines for Children
(8)	Antidote Vaccines for bee stings or snake bites, for example

(9)	Other neuroplegics

Medical International Technology, Inc. will target the diabetics market in fiscal year 2011. The potential market for the diabetic injector is extremely large because there are many diabetics throughout the world and many must inject insulin daily. A secondary market will be the allergy market. The allergy market includes a similar potential, as the number of individuals affected is quite large, as are the variety of allergies that may be involved. We are currently unable to access many of these markets due to the need for additional regulatory approvals in the localities for the various applications. MIT will continue selling in the markets where our products are currently approved and continue our efforts in localities where approvals are pending.

Medical International Technology, Inc.

Marketing and Distribution

MIT promotes its products in many countries including the United States of America. MIT is exerting every effort and using its resources to promote its products and to open markets for its technology. As we continue to market our products, we are gaining broader acceptance for our low pressure needle-free injection technology.

MIT has adopted an approach with potential distributors; whereby, new distributors are allowed twelve months with guaranteed minimum quantities in order to test the market for the AGRO-JET. MIT is then able to better evaluate potential distributors before signing long term Distribution Agreements. Where MIT may experience difficulties with distributors meeting their purchasing schedules, we will work with these distributors to assist them in developing their respective markets.

Doctors, nurses and technicians  has been using the MED-JET-MBX with excellent results anesthetizing patients who receive medical treatments which involve multiple injections such as for Hyperhidrosis (excessive sweating of the hands, feet and under arms) and BOTOX ® injections and many other injectables.

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

The MED-JET eliminates this risk to our health care professionals and creates a safer workplace. Other advantages include its light weight (0.5 kg) and an excellent medication absorption rate. Additionally, the system has the ability to increase or decrease the volume and pressure of injection. This technology is unique to MIT’s MED-JET and AGRO-JET Injectors. The system is designed to allow for the injection of up to 600 individuals an hour.

The MED-JET has patent protection and is approved for use in human medicine in Canada, Europe and other countries.

We previously announced that our needle free injection was chosen for testing in a study regarding the treatment of Hyperhidrosis. Dr. Antranik Benohanian MD, FRCPC Dermatologist at Saint Luc Hospital of The Montreal University Hospital Center, has been using the MED-JET MBX for several months for the treatment of Hyperhidrosis. In addition to the underarms, Hyprehidrosis often occurs in the palms, soles of the feet and even the face. Currently, treatments typically carried out by needle injections that must be repeated every 4-6 months, in excessive pain to patients. Many patients are reluctant to receive multiple injections in their hand and their face due to the pain associated with traditional needle injections. Many other physicians in many countries around the world are using the MED-JET for many other treatments.

Many results have been published in major associations. First was the American Academy of Dermatology and the second, in the British Journal of Dermatology. These publications and others provide strong evidence that the MED-JET Model MBX from Medical International Technology Inc., the only system in the world than can inject a minute volume of 0.02 ml up to 0.3 ml. fast, reliable and almost painless, in any part on the human body.

Dr. Benohanian has continued using the MED-JET Model MBX for the treatment of Hyperhidrosis on over hundreds of patients; he is also using the MED-JET Model MBX for many other treatments in the dermatology field.

Other Doctors in Montreal are also using MED-JET Model MBX and the MED-JET-H-II for injections of Lidocaine, Botox and Cortisone for different treatment, in Dermatology, minor surgery, Phisiatric and other treatments.

Medical International Technology, Inc.

MIT’s MED-JET ® MBX injector helps reduce patient’s pain and discomfort in these sensitive areas of the body that is caused by traditional needle injections. In addition, MIT’s needle free injector results in a less severe puncture since it has a volume of 0.02cc, up to 0.3cc. It is important to be able to increase or decrease the volume and pressure of injection, based on the comfort level of the patient. This technology is unique to all MIT’s MED-JET Injectors.

Hyperhidrosis is the medical term for excessive sweating. Millions of people worldwide suffer from this condition. In a recent survey (J Am Acad Dermato 2004:51(2): 241-258), an estimated 2.8% of the U.S. populations is affected by some form of this condition, with about a third of them describing their excessive sweating as barely tolerable or worse. The FDA approved BOTOX injections in July 2004 to treat severe Hyperhydrosis. Phase III clinical studies supporting the FDA approval show that 80% of patients experienced a 50% decrease in sweat production (source: Allergan, Inc. July 20, 2004 press release).

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

MIT’s marketing development of the MED-JET MBX injector is further encouraged by the increased awareness of the Hyperhidrossis condition and available treatments. We note mainstream discussion of this condition and the BOTOX injection treatment in the September 2005 issue of “Shape” magazine in the Beauty Q&A section “stop SWEATING” which includes a testimonial of the procedure.

Patents and Trademarks

MIT has obtained trademark registration in the United States on the use of AGRO-JET (Reg. No. 2,712,089) and MED-JET (Reg. No. 2,798,613).

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

We have received full certification for our Quality Management System granted under the International Organization for Standardization's ISO: 9001:2000. This includes Certification for the “Canadian Medical Device Conformity Assessment System” (CMDCAS), for devices to be licensed by HEALTH CANADA. The company plans to aggressively market the MED-JET for human use for mass-inoculation. The company feels that Canadian and other world markets can benefit greatly from the MED-JET. By using the MED-JET, health officials have an alternative delivery method that is safer and faster than the traditional needle. These certifications allow MIT to market the Med-Jet Needle-Free Injector for human use in all countries other than the U.S., at this point. The Med-Jet injector will be re submitted for FDA approval, which, if accepted, will allow MIT to sell the Med-Jet in the United States, making it a truly worldwide system.

Medical International Technology, Inc.

The approval process for the US FDA is expensive and may take extended period of time. MIT will target for 2011 and 2012 the actual MED-JET products to receive approval from the FDA. MIT is confident to gain broad acceptance by the medical community and individual patients. Medical International Technologies will target during the second or third quarter with the test requested earlier by the FDA.

Employees

Currently, the company has 3 employees and 3 consultants, the President and Chief Executive Officer of the company, and other consultants and employees. As operations are expanded additional employees will be required.

Item1A. Risk Factors

Not applicable because we are a smaller reporting company.

Medical International Technology, Inc.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property

Medical International Technology, Inc. currently leases its office under an operating lease that will expire on December 31, 2014. These offices are a 7,200 square foot industrial facility in Montreal Canada. Facilities include various machine tools and test systems for prototyping and light production. The annual lease expense for the facilities for the year ending September 30, 2010 was approximately $41,185.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of the year ending September 30, 2010.

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Medical International Technology, Inc. common stock is currently listed on the NASDAQ Over-The-Counter Bulletin Board under the symbol “MDLH BB”. The following table sets forth, for the periods indicated, the last sale prices for the Common Stock as reported by the Bulletin Board.

	High	Low
Date
September 2010	$0.09	$0.08
June 2010	$0.09	$0.08
March 2010	$0.25	$0.22
December 2009	$0.02	$0.02
September 2009	$0.02	$0.02
June 2009	$0.02	$0.02
March 2009	$0.02	$0.02
December 2008	$0.02	$0.02
September 2008	$0.02	$0.02
June 2008	$0.02	$0.02
March 2008	$0.02	$0.02
December 2007	$0.02	$0.02

Holders

Medical International Technology had 66,260,295 shares of common stock issued and outstanding as of September 30, 2010, which were held by approximately 63 shareholders and an undetermined number of shareholders holding common shares in street name (CEDE&CO).

Options

The Company has no option agreements outstanding as of September 30, 2010.

Medical International Technology, Inc.

 Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal 2010.

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

MIT China received all the legal documents pertaining to the licenses for the manufacturing of all MIT Canada products and has started assembling the Agro-Jet models in September 2009 for the sales to the Chinese market. MIT Canada will continue to produce and supply most of the components for the joint venture. Our plan is to implement step by step the assembly and production of all our models for the Human “MED-JET” and Animal “AGRO-JET” needle-free technologies.

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

 New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment also revised the guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not believe this amendment will have a material impact on the Company’s financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-12 (“ASU 2010-12”), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed on March 23, 2010 (collectively, the “Acts”). ASU No. 2010-12 allows entities to consider the two Acts together for accounting purposes. Upon adoption, the elimination of the future tax deduction for prescription drug costs associated with the Company’s post-retirement medical and dental plans was not material to the Company’s financial position, results of operations or cash flows. The Company does not believe this amendment will have a material impact on the Company’s financial statements.

Medical International Technology, Inc.

Results of Operations for the Year ended September 30, 2010 Comparing to the Year ended September 30, 2009

The following table presents the statement of operations for the year ended September 30, 2010 as compared to the comparable period of the year ended September 30, 2009. The discussion following the table is based on these results.

	Years Ended September 30,
	2010	2009

Revenues	$640,893	$656,477
Cost of sales	228,408	228,334
Gross profit	412,485	428,143

Operating expenses
Research and development costs	-	1,981,104
Selling, general and administrative expenses	1,066,293	778,364
Total operating expenses	1,066,293	2,759,468
Operating income (loss)	(653,808)	(2,331,325)

Other income (expense):
Equity earnings (loss) on MIT China Joint Venture	(88,681)	-
Interest income	-	956
Interest expense	(8,620)	(3,841)
Total other income (expense)	(97,301)	(2,885)

Income (loss) before provision for income taxes	(751,109)	(2,334,210)

Net loss	$(751,109)	$(2,334,210)

Revenues

The company’s consolidated revenues decreased by $15,584 or 0.02% to $640,893 during the fiscal year ending September 30, 2010. This slight reduction in sales was primarily due to the market situation in general.

Cost of Sales

The cost of sales increased slightly by $74 in 2010. This slight increase was related to our marketing and selling initiatives in the selected niche markets.

Gross Profit

The gross profit decreased by 3.65% for the year ending September 30, 2010, This decrease is due primarily to the marketing and selling initiatives in the selected niche markets that have secured our monthly sales.

Operating Expenses

Selling, general and administrative expenses increased by approximately $287,929 to $1,066,293. This increase stemmed primarily from the costs related to the production, investment in moulds and marketing initiatives in the various business segments.

 Net Loss

The company’s net loss decreased to $751,109 from $2,334,210, due to the fact that during the third quarter ended June 30, 2010, the Company received notification from Idee that the board of directors of Idee had agreed to terminate the agreement and release the Company of its obligations due of $3,403,982.

Medical International Technology, Inc.

Liquidity and Capital Resources

During the fiscal year ending September 30, 2010 the Company’s cash position decreased by $50,745. Net cash used by operating activities was $3,014,516, resulting primarily from increases in related party payables and common stock issued for services.  Net cash provided by financing activities was $2,813,706, resulting primarily from the issuance of stock in private placements netting cash proceeds of $346,004 and reduction in amounts due to related parties of 3,153,696.  Net cash used by investing activities was $20,910.  The effect of exchange rates on cash during fiscal 2010 resulted in a decrease in cash value of $230,645.

During the fiscal year ending September 30, 2009 the Company’s cash position decreased by $17,373. Net cash used by operating activities was $166,389 resulting primarily from increases in related party payables and common stock issued for services.  Net cash provided by financing activities was $690,917, resulting primarily from the issuance of stock in private placements netting cash proceeds of $628,571.  Net cash used by investing activities was $415,257, of which $406,100 was used for the Company acquisition in the MIT China joint venture.  The effect of exchange rates on cash during fiscal 2009 resulted in a decrease in cash value of $126,644.

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

During the year ended September 30, 2010, the Company issued 7,172,500 shares of common stock in connection with private placements for additional capital of $700,000 (SB 700,000), of which 4,500,000 shares were issued at $0.10 per share for total proceeds of $450,000 and 1,785,174 shares were issued at $.014 per share for total proceeds of $250,000.  These proceeds were used to fund the Company’s acquisition in the MIT China joint venture as well as provided additional working capital.

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

 Management Plan of Operations

Medical International Technology, Inc. is based in Montreal, Canada; specializing in production, marketing and sale of needle-free jet injector products designed for humans and animals, for single and mass injections. Needle-free jet injector technology and products provide advantages over traditional needle injection techniques and products, including; efficiency, handling security, biological waste elimination, and patient stress reduction.

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

Medical International Technology, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Medical International Technology, Inc.

We have audited the accompanying consolidated balance sheet of Medical International Technology, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2010 and 2009 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PS STEPHENSON & CO., P.C.

Wharton, Texas
December 17, 2010

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$26,716	$77,461
Accounts receivable	12,809	5,425
Inventories	224,223	220,139
Research credit receivable	-	-
Prepaid expenses	20,200	5,040
Total current assets	283,948	308,065
Property and Equipment
Tooling and machinery	301,995	290,053
Furniture and office equipment	141,600	136,001
Leasehold improvements	29,132	27,980
Total property and equipment	472,727	454,033
Less accumulated depreciation	(451,779)	(416,409)
Total property and equipment, net	20,948	37,624

Patents (net of accumulated amortization of $4,372 and $2,549)	14,834	8,387
Investment in MIT China Joint Venture	348,434	426,678
Total assets	$668,164	$780,754

Liabilities and Stockholder's Equity (Deficit)

Current liabilities
Deferred income	$1,078,009	$1,226,396
Accounts payable and accrued expenses	312,303	388,903
Amounts due to related parties	178,767	3,332,463
Loans payable – related parties	-	-
Current portion of long-term debts	-	6,014
Total current liabilities	1,569,079	4,953,776
Long-Term Debts	-	-
Total liabilities	1,569,079	4,953,776

Stockholder's Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
No issued and outstanding shares.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
66,260,295 and 59,087,157 issued and outstanding, respectively	6,626	5,909
Additional paid-in capital	11,931,996	7,699,478
Accumulated deficit	(12,418,732)	(11,667,623)
Other comprehensive income (loss)	(420,805)	(210,789)
Total Stockholder's Equity (Deficit)	(900,915)	(4,173,022)

Total Liabilities and Stockholder's Equity (Deficit)	$668,164	$780,754

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2010	2009

Revenues	$640,893	$656,477
Cost of sales	228,408	228,334
Gross profit	412,485	428,143

Operating expenses
Research and development costs	-	1,981,104
Selling, general and administrative expenses	1,066,293	778,364
Total operating expenses	1,066,293	2,759,468
Operating income (loss)	(653,808)	(2,331,325)

Other income (expense):
Equity earnings (loss) on MIT China Joint Venture	(88,681)	-
Interest income	-	956
Interest expense	(8,620)	(3,841)
Total other income (expense)	(97,301)	(2,885)

Income (loss) before provision for income taxes	(751,109)	(2,334,210)

Provision for (benefit from) income taxes	-	-

Net loss	$(751,109)	$(2,334,210)

Net loss per common share	$(0.01)	$(0.04)
Weighted average common shares
outstanding - basic and diluted	61,791,129	58,087,257

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended September 30,
	2010	2009

Net loss	$(751,109)	$(2,334,210)
Other comprehensive income (loss)
Foreign currency translation adjustment	(210,016)	(173,995)

Comprehensive loss	$(979,855)	$(2,508,205)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balances - September 30, 2006	10,867,737	$1,086	$5,786,600	$(6,073,155)

Common shares issued for debts	3,920,593	392	217,811
Common shares issued for services	9,498,333	951	560,185
Common shares issued in private placements	272,000	27	64,993
Common shares issued for the acquisition of Scanview	2,500,000	250	174,750
Net loss for the year ended September 30, 2007				(898,376)

Balances - September 30, 2007	27,058,663	2,706	6,804,339	(6,971,531)

Net loss for the year ended September 30, 2008				(2,361,882)

Balances - September 30, 2008	27,058,663	2,706	6,804,339	(9,333,413)

Common shares issued for debts	20,000,000	2,000	18,000
Common shares issued for services	5,743,420	574	177,768
Common shares issued for additional capital	6,285,174	629	699,371

Net loss for the year ended September 30, 2009				(2,334,210)

Balances-September 30, 2009	59,087,157	5,909	7,699,478	(11,667,623)

Common shares issued for debts	-	-	-
Common shares issued for services	4,085,000	408	482,841
Common shares issued for additional capital	3,087,500	309	345,695

Capitalization of related party debts			3,403,982

Net loss for the year ended September 30, 2010				(751,109)
Balances - September 30, 2010	66,260,295	$6,626	$11,931,996	$(12,418,732)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(751,109)	$(2,334,210)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Equity loss from MIT China Joint Venture	88,681	-
Depreciation and amortization expense	22,597	47,645
	-	-
Common stock issued for services	483,250	178,342

Changes in:
Accounts receivable	(7,384)	(5,425)
Research credit receivable	-	-
Inventories	(4,084)	(50,680)
Prepaid expenses	(15,160)	(1,475)
Accounts payable and accrued liabilities	(76,600)	298,658
Related party payables	250,286	1,828,142
Deferred income	(148,384)	(127,386
Net cash used by operating activities	(157,907)	(166,389)

Cash flows from investing activities:
Acquisition of patents	(10,473)	(9,157)
Investment in MIT China joint venture	(10,437)	(406,100)
Tooling and machinery	-	-
Net cash used by investing activities	(20,910)	(415,257)

Cash flows from financing activities:
Proceeds from issuance of stock, net	346,004	700,000

Repayment on notes payable	(6,014)	(9,083)
Net cash provided from financing activities	339,990	690,917

Effect of exchange rates	(211,918)	(126,644)

Increase (decrease) in cash	(50,745)	(17,373)
Cash, beginning of period	77,461	94,834
Cash, end of period	$26,716	$77,461
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,620	$2,708
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$20,000
Capitalization of related party debt	$3,403,982	-

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

The Company is in the business of manufacturing and marketing a needle free device for use in injecting medicine and supplements for human and animal use.

Going Concern:

The Company has incurred net losses aggregating $3,085,319 during the two years ended September 30, 2010.  In addition, the Company has a working capital deficiency of $1,285,131 and a stockholder’s deficiency of $900,915 at September 30, 2010. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Property and Equipment
The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the year ended September 30, 2010 and 2009 were $18,225 and $45,179, respectively.

Long-Lived Assets
FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment of Disposal of Long-Lived Assets” (ASC 360-10-40), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2010, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

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

Net Loss per Common Share
Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants. For the years ended September 30, 2010 and 2009, there were no dilutive effects of such securities as the Company incurred a net loss in each period.  At September 30, 2010, the Company had outstanding warrants to purchase 2,500,000 common shares at $0.50 per share.  There were no outstanding options or warrants as of September 30, 2010.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment also revised the guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not believe this amendment will have a material impact on the Company’s financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-12 (“ASU 2010-12”), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed on March 23, 2010 (collectively, the “Acts”). ASU No. 2010-12 allows entities to consider the two Acts together for accounting purposes. Upon adoption, the elimination of the future tax deduction for prescription drug costs associated with the Company’s post-retirement medical and dental plans was not material to the Company’s financial position, results of operations or cash flows. The Company does not believe this amendment will have a material impact on the Company’s financial statements.

Note 3 –   Inventories

Inventories at September 30, 2010 and 2009 consist of the following:

	2010	2009
Raw materials	$166,611	$165,193
Work in process	47,259	42,939
Finished goods	10,353	12,007
Total	$224,223	$220,139

Medical International Technology, Inc.

Note 4 –   Research and Development Costs

 Research and development expenses are as follows:

	2010	2009
R&D Costs	$-	$1,981,104

Effective October 1, 2007, the Company entered into a Research and Development Contract with Idee International R&D, Inc.(“Idee”), an entity owned individually by the Company’s CEO and President.  Under the terms of the agreement, Idee will perform specific research and development on needle-free technologies, as defined in the agreement, from October 1, 2007 to September 30, 2009, and the Company will pay Idee $150,000 per month.  During fiscal 2009 and 2008, $1,800,000 and $1,800,000 was charged to research and development costs under this agreement (Note 7).  This agreement was terminated by both parties during fiscal 2010 (see Note 7).

Note 5 –   Patents

As of September 30, 2010 the Company has net patents on certain technologies aggregating $14,834. Amortization expense for the years ended September 30, 2010 and 2009 were $4,372 and $1,324, respectively. During the year ended September 30, 2010, the Company capitalized patent costs on its needle-free injector of $9,157.  Following is a detail of patents at September 30, 2010.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$21,860	$7,026	$14,834	8.5 through 16

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

During the period from May 6, 2009 to September 30, 2009, the Joint Venture had not commenced operations.  The Joint Venture commenced operations during the Company’s 1st quarter of fiscal 2010.

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2010, the Company’s recorded investment in the MIT China was $348,434. During the year ended September 30, 2010, the Company recorded an equity loss from its investment in MIT China of $88,681.

During the year ended September 30, 2010, the Company had sales of products to the joint venture of $324,702

Medical International Technology, Inc.

Note 7 –   Related Party Transactions

Related party balances consist of the following at September 30, 2010 and 2009

	2010	2009
Payable to Idee International R&D, Inc.	$-	$3,332,463
Payable to 2849-674 Canada, Inc.	67,974	-
Payable to Pascal D’Onofrio	30,793	-
Payable to 9211-0766 Quebec Inc.	80,000	-
		-
	$178,767	$3,332,463

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

During the third quarter ended June 30, 2010, the Company received notification from Idee that the board of directors of Idee had agreed to terminate the agreement and release the Company of its obligations due Idee of $3,403,982.  Due to Idee’s affiliation and stock ownership of the Company, the Company has recorded the write-off of obligations to Idee as additional paid-in capital from Idee.

Note 8–   Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry-forwards, accrued expenses and basis differences in fixed assets.

The Company’s effective tax rate differs from the Federal statutory rates due to the valuation allowance recorded for the unused net operating loss carry-forwards deferred tax asset. The company has operating losses aggregating approximately $11.6 million, which can be used to reduce future taxable income. Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset needed to be reserved given recent losses. The total valuation allowance at September 30, 2009 and 2010 was $11.6 million and $12.4 million, respectively.

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

Medical International Technology, Inc.

Note 9 –   Stockholders' Equity (Deficit)

Issuance of Common Stock

Year Ended September 30, 2010

For the year ended September 30, 2010, the Company issued an aggregate of 4,085,000 shares of its common stock for consulting and legal services.  The shares were valued at the closing price of the Company’s stock on the date of issuance, or settlement, which represented the fair value of the services provided.

For the year ended September 30, 2010, the Company issued an aggregate of 3,087,500 shares of its common stock for cash under private placement transactions for total proceeds of $346,004.

Year Ended September 30, 2009

For the year ended September 30, 2009, the Company issued an aggregate of 32,029,132 shares of its common stock for consulting and legal services, debts and private placements, and is more fully described below. During the 1st quarter ended December 31, 2008, the Company issued 20,000,000 shares of common stock to two related party entities for payment of outstanding payables of $20,000 (Note 7).  In addition, the Company issued 2,000,000 shares of common stock to the Company’s Chief Executive Officer and 2,000,000 shares to the Company’s Chief Financial Officer for services rendered to the Company.  The value of those services was $4,000.

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

Preferred Stock

As of September 30, 2010, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of September 30, 2010 and 2009, there are no options outstanding to purchase shares of the Company’s common stock.

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

The warrants expired on April 15, 2010.

Medical International Technology, Inc.

Note 10 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 that calls for a monthly rent of $4,115. Rent expense for the year ended September 30, 2010 was approximately $41,185.

Future minimum lease commitments pertaining to the lease expire as follow:
Year ended

September 30, 2011	49,382.
September 30, 2012	49,382.
September 30, 2013	49,382.
September 30, 2014	49,382.

Thereafter	12,346
$209,874

Note 11– Deferred Income

Deferred income consists of the following at September 30, 2010 and 2009:

	2010	2009
Deposits from customers and distributors	$5,509	$23,896
Nonrefundable Distribution Rights Deposit	1,072,500	1,202,500
Total unearned income	$1,078,009	$1,226,396

On November 1, 2007, the Company received a Non-Refundable deposit of $1,300,000 for the worldwide rights to market and sells while maintaining MIT CANADA right to sell all Medical International Technology Inc.’s Needle-Free Jet-Injectors for the human and animal markets. This deposit was part of an agreement under negotiation, which was finalized in January 2009. The Company was in litigation over this contract and has recorded the deposit as unearned income until the final agreement was reached, at which time the deposit will be earned as income over the estimated contractual life of the final agreement of 10 years.  During the years ended September 30, 2010 and 2009, the company earned $130,000 and $97,500, respectively, under this agreement.

Note 12 –Notes Payable

Long-term debt consists of the following at September 30, 2010 and 2009:

	2010	2009

Note payable to a bank, bearing interest at prime plus 2.5%,
secured by equipment, due July 21, 2010	$-	$6,014
	-	-
Total long-term debt	$-	$6,014
Current portion of long-term debt	-	(6,014)
Total long-term debt, net	$-	$-

Schedule maturities of long-term debt are as follows:

Year ended September 30, 2010	$-	6,014
Year ended September 30, 2011	-	-
Total	$-	$6,014

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Medical International Technology, Inc.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers, Promoters and Control Persons

The directors and officers are as follows:

NAME                                   POSITION (S)                                       TENURE

Karim Menassa                    Chairman, President, Director             June 27, 2002 to present

Mr. Karim Menassa, age 59, serves as the President of Medical International Technology, Inc. Mr. Menassa also serves as a member of the Board of Directors of Medical International Technology, Inc. Mr. Menassa has developed many state-of-the-art, efficient and reliable devices, and has marketed various medical devices in more than 60 countries. Mr. Menassa obtained a degree in Precision Mechanics Design from the Instituto Salesiano Don Bosco in Cairo, Egypt.

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

The Board of Directors held no meetings during the year ended September 30, 2010, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

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

We will provide to any shareholder, upon request, a copy of our code of ethics.  Any such request should be directed to our corporate secretary at 1872 Beaulac, Ville Saint Laurent, Montreal, Quebec, Canada HR4 2E7.

Item 11. Executive Compensation

Compensation Summary
The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2010 and 2009. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Karim Menassa, CEO, President, Interim CFO and Chairman of the Board	2010	$0	0	0	0	0	0	0	$0
	2009	$0	0	0	0	0	0	0	$0

The late Michel Bayouk, Former CFO (1)	2009	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0

Medical International Technology, Inc.

(1) On May 16, 2009, the late Mr. Michel Bayouk tendered his resignation from the Company as a Board member, Secretary, Chief Financial Officer and Principal Accounting Officer due to health related reasons. There were no disagreements between Mr. Bayouk and the Company or any officer or director of the Company.

As of September 30, 2010, the Company had no group life; health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

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

Long-Term Incentive Plan

The Company has a 2010 stock incentive plan under which directors are authorized to grant incentive stock options, to a maximum of five million (5,000,000) of the issued and outstanding shares, to directors, employees and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase shares.

 Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, all individuals known to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned as of September 30, 2010:

Name and Address	Amount and Nature
Of Beneficial Holder	of Beneficial Ownership	Percentage (1)

Karim Menassa (2)	34,135,692 shares	51.5%
President, Director
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E7

The late Michel Bayouk Vivian Bayouk Kassis (3)	4,522,560 shares	6.82%
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Sun Ying	3,571,428	5.38%
13 Building 6 Renmin University
#175 Haidian Road, Haidian Dist.
Beijing, China

Officers and Directors as a Group	34,135,692 shares	51.5%

(1) Based on 66,260,295 shares issued and outstanding as of September 30, 2010.

(2) Karim Menassa directly holds 2,787,422 common shares of the Company, indirectly holds 21,466 shares through Paulette Menassa, his wife, 16,285,139 shares through 2849674 Canada, Inc., 13,666,667 shares through Idee R&D International, Inc., and 1,375,000 shares through 9162-9725 Quebec Inc., which are all controlled by Karim Menassa.

(3) The late Michel Bayouk, former CFO directly owned 3,516,047 common shares of the Company, indirectly owns 373,400 shares through 165029 Canada, Inc., and 413,113 shares through Dynagroup Services, Inc., which were controlled by the late Michel Bayouk, and 250,000 shares through 9162-9725 Quebec Inc., which the late Michel Bayouk had 10% interest in. These shares were inherited by his wife, Vivian Bayouk Kassis, upon the passing of Michel Bayouk.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Medical International Technology, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related party balances consist of the following at September 30, 2010 and 2009:

	2010	2009
Payable to Idee International R&D, Inc.	$3,332,463	$3,332,463
Payable to 2849-674 Canada, Inc.	67,974	-
Payable to Pascal D’Onofrio	30,793	-
Payable to 9117-2221 Quebec Inc.	80,000	-
	$178,767	$3,332,463

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

During May 2009, the Company issued Idee International R&D, Inc 250,000 common shares for services rendered aggregating $25,000.

During the year ended September 30, 2009, the Company issued 10,000,000 common shares to 2849-674 Canada, Inc. and 10,000,000 common shares to Idйe International R&D, Inc. for debt reductions of $20,000.

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

During the third quarter ended June 30, 2010, the Company received notification from Idee that the board of directors of Idee had agreed to terminate the agreement and release the Company of its obligations due Idee of $3,403,982.  Due to Idee’s affiliation and stock ownership of the Company, the Company has recorded the write-off of obligations to Idee as additional paid-in capital from Idee.

Medical International Technology, Inc.

Item 14. Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2010 and 2009 were: $22,500 and $22,500 respectively.

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending September 30, 2010 and 2009 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed is: none provided.

(3)	Tax Fees

The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending September 30, 2010 and 2009 were: $0 and $0, respectively.

The nature of the services comprising the fees herein disclosed is: none provided

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending September 30, 2010 and 2009.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2010. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Medical International Technology, Inc.

Date: December 29, 2010	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer and interim Secretary and Principal Accounting Officer