Form 10-Q
period 2010-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2011-02-17
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the period from October 1st to December 31th 2010
 000-31469
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

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2010: 68,030,295 shares of common stock

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

December 31, 2010

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$14,756	$26,716
Accounts receivable	13,569	12,809
Inventories	226,839	224,223
Prepaid expenses	19,781	20,200

Total Current Assets	274,945	283,948

Long Term Investment
Investment in MIT China Joint Venture	322,752	348,434

Property and Equipment
Tooling and machinery	315,263	301,995
Furniture and office equipment	146,611	141,600
Leasehold improvements	30,163	29,132
	492,037	472,727

Less accumulated depreciation	(453,707)	(451,779)
	38,330	20,948
Other Assets
Patents (net of accumulated amortization of $3,987 and $4,372)	20,780	14,834
Total assets	$656,807	$668,164

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED BALANCE SHEET

	December 31 2010	September 30 2010
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Deferred income	$1,105,961	$1,078,009
Accounts payable and accrued expenses	179,216	312,303
Amounts due to related parties	182,262	178,767

	1,467,439	1,569,079

Total Liabilities	1,467,439	1,569,079

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized;
68,030,295 and 66,260,295 shares issued and
Outstanding, respectively	6,774	6,626

Additional paid-in capital	12,109,596	11,931,996
Deficit	(12,490,320)	(12,418,732)
Other comprehensive income (loss)	(436,682)	(420,805)

Total Stockholders' Equity (Deficit)	(810,632)	(900,915)

Total Liabilities and Stockholders' Equity (Deficit)	$656,807	$668,164

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended December 31,
	2010 (Unaudited)	2009 (Unaudited)
Sales	$65,185	$208,563
Cost of sales	(26,442)	(54,991)
Gross profit (loss)	38,743	153,572

Research and development costs	-	(152,437)
Selling, general, and administrative expenses	(83,961)	(283,274)
	(83,961)	(435,741)

Loss from operations	(45,218)	(282,169)

Other Income (Expense) Equity earnings (loss) on MIT China Joint Venture	(25,682)	-
Interest	-	588
Interest expense	(687)	(6,244)
	(26,369)	(5,656)

Net Loss	$(71,587)	$(287,825)

Basic (loss) per share	$(0.001)	$(0.005)

Basic weighted average shares outstanding	68,030,295	60,357,795

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended
	Dec 31,	Dec 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(71,587)	$(287,825)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Equity loss from MIT China Joint Venture	25,682	-
Depreciation and amortization expense	6,048	5,043

Common stock issued for services	1,000	123,000
Related party payables settle by common stock	-	-
Capitalization of related party debts

Changes in:
Accounts receivable	(760)	1,815

Inventories	(2,616)	(21,935)
Prepaid expenses	419	(311)
Accounts payable and accrued liabilities	(133,087)	67,750

Deferred income	27,952	(27,057)
Net cash used by operating activities	(146,949)	(139,520)

Cash flows from investing activities:
Acquisition of patents	(2,134)	-
Investment in MIT China joint venture	-	(10,437)
Tooling and machinery	(2,580)	-
Net cash used by investing activities	(4,714)	(10,437)

Cash flows from financing activities:
Proceeds from issuance of stock, net	158,017	-
Increase in amounts due to related parties	3,495	221,519
Issuance of notes payable	-	-
Repayment on notes payable	-	(1,701)
Net cash provided from financing activities	161,512	219,818

Effect of exchange rates	(21,809)	(64,674)

Increase (decrease) in cash	(11,960)	5,188
Cash, beginning of period	26,716	77,461
Cash, end of period	$14,756	$82,648
Supplemental disclosure of cash flow information:
Cash paid for interest	$687	$6,244
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	Three Months Ended Dec 31, 2010	Three Months Ended Dec 31, 2009
Net loss	$(71,587)	$(287,825)
Other comprehensive income (loss)
Foreign currency translation adjustment	(15,877)	(63,548)

Net comprehensive income (loss)	$(87,464)	$(351,373)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2010	66,260,295	$6,626	$11,931,996	$(12,418,733)

Shares issued for debts	-	-	-	-
Shares issued for services	10,000	1	999	-
Shares issued for additional capital	1,760,000	147	176,601	-

Net loss for the period ended December 31, 2010	-	-	-	(71,587)

				-
Balance – December 31, 2010	68,030,295	6,774	12,109,596	(12,490,320)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Medical International Technology, Inc. and its subsidiary (collectively referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany balances and transactions have been eliminated.  These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Unearned income

On November 1st, 2007, the Company received a Non-Refundable deposit of $1,300,000 for the worldwide rights to market and sells all Medical International Technology Inc.’s present and future Needle-Free Jet-Injectors for the human and animal markets. This deposit is part of an agreement under negotiation, which was finalized in January 2009.  The Company has recorded the deposit as unearned income until  a final agreement was reached, at which time the deposit will be earned as income over the estimated contractual life of the final agreement. As of December 31, 2010, the Company had earned $ 260,000.

Note 3 – Inventories

Inventories at December 31, 2010 and September 30, 2010 consist of the following:

	December 31, 2010	September 30, 2010
Raw materials	$170,271	$166,611
Work in process	46,998	47,259
Finished goods	9,569	10,353
Total	$226,838	$224,223

Medical International Technology, Inc.	Quarterly Financial Report

Notes to Financial Statements

(Unaudited)

Note 4 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three months ended December 31, 2010 and   2009 was $4,810 and $5,620, respectively.

Note 5 – Intangible Assets

As of December 31, 2010 the Company has net intangible assets totalling $ 20,780. Amortization expenses for the three-months ended December 31, 2010 and 2009 was $1,238, and $ 560, respectively.  Intangible assets consist of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$24,767	$3,987	$20,780	8.5 through 16

Note 6 – Related Party Transactions

Related party balances consist of the following at December 31, 2010 and September 30, 2010:
	December 31, 2010	September 30, 2010
Payable to 2849-674 Canada Inc	$70,380	$67,974
Payable to Pascal D'Onofrio	31,882	30,793
Payable to 9211-0766 Quebec Inc	80,000	80,000

	$182,262	$178,767

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

For the quarter ended December 31, 2010, the Company issued 10,000 shares of common stock under an S-8 filing for services valued at $1,000.  The value of the services provided was $1,000, which represented the fair value of the services provided.  The Company also issued 1,760,000 common stock for investment proceeds of $176,748.

Preferred Stock

As of December 31, 2010, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of  December 31, 2010, there were no outstanding stock options.

Outstanding Warrants

During the period ended December 31, 2010, the Company issued warrants to purchase an aggregate of 1,760,000 common shares at an exercise price of $0.15 per share.  The warrants were issued in connection with private placements completed during 2010.  The warrants will expire on October 4th 2012.   The Company estimated the fair value of the warrants using the Black-Scholes method with assumptions including: (1) term of two years; (2) a computed volatility rate of 175%; (3) a discount rate of $0.41%; and (4) zero dividends.  The fair value of the warrants was estimated to be $12,557.

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

Note 9 –   Investment in MIT China Joint Venture

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

The Company commenced operations in the first quarter of fiscal year 2010.

Medical International Technology, Inc.

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of December 31, 2010, the Company’s recorded investment in the MIT China was $348,434. During the three month ended December 31, 2010, the Company recorded an equity loss from its investment in MIT China of $25,682.

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

Medical International Technology Inc. is targeting this huge market with their newly developed Med-Jet model MIT-P-I within the next 8 to 10 month. “With our successful Chinese joint venture, MIT intends to introduce this new product in China first; thereafter we will have enough production capacity to sell all over the world”,. The Med-Jet MIT-P-I is designed to be safe, precise, accurate, effective, easy to use and friendly to the environment.

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

Projected Sales and Market Breakdown

The company firmly believes it will grow revenues well past $75,000,000 annually within the next five years. The following information will outline market expectations by category and timeframe:

Human applications:

Our initial target market for the first year is cosmetic Dermatology, Plastic surgery, and General Practitioner for single and mass injections, using Med-Jet models MIT MBX and MIT-H-III. The second year, in addition to the previous models, the introduction of model MESO-JET a new product for the injections on the face for all cosmetic dermatology procedures, in the third and forth and fith year we will introduce MIT-H-IV-1 and MIT-H-IV-5 will target private clinics and hospitals, also the injector for Diabetics, MIT P-I, and the Dental injector, MIT-H-VI, will be introduced and will drastically increase sales to achieve and exceed its forecasted $55,000,000.

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

Our goal was to complete our clinical trials of Med-Jet models MIT-MBX and MIT-H-III in June of 2010 and start marketing and selling in July 2010, we had to complete a second trials and we have finally received our SFDA certification for our Med-Jet products on February 3rd 2011

Based on the results obtained in two separate pivotal clinical trials over the past six months, the Chinese SFDA authorities have approved and issued to our Joint Venture Corporation the official licence to sell MED-JET® products.

“We are extremely delighted to have received the official certification to sell MED-JET® products to the largest human medical market in the world,” said MIT President and CEO, Mr Karim Menassa. “We can now execute our business plan, which forecasts multi million dollars of sales in different niche markets as well as hospitals and clinics across all Chinese provinces.

Dr. Francis Bellido, Vice-President and Chief Strategy Officer of MIT Canada believes that access to the Chinese market, with its growing middle class population demanding more quality healthcare, could be instrumental for MIT due to the huge volume of needle-free injectors needed to satisfy the staggering Chinese demand”

Our objective is to ensure that our injectors become an indispensable, environmentally friendly product for doctors, dentists, veterinarians and home users around the world.

We will continue providing a safe and effective means to help prevent the spread of deadly diseases to both humans and animals through the use of the Med-Jet® and Agro-Jet® needle-free injection system.

Medical International Technology, Inc.

Results of Operations

Results of Operations for the Three-Months ended December 31, 2010 and 2009

For the three-month period ended December 31, 2010, the Company experienced a net loss from operations of  $71,587 which was primarily due to selling, general and administrative expenses of  $83,961. Gross profits for the period were $38,743.

For the three-month period ended December 31, 2009, the Company experienced a net loss from operations of  $287,825 which was primarily due to research and development costs of  $152,437 and selling, general and administrative expenses of  $283,274. Gross profits for the period were $153,572.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the three-month period ending December 31, 2010 were $65,185 compared to sales of $208,563 for the same period last year. Gross profits for the period ending December 31, 2010 represented 59% of sales, where gross profits for the same period last year represented 73% of sales. This is primarily a result of the Company experiencing more steady sales beginning in the last quarter of fiscal 2010.

Liquidity and Capital Resources

For the three-month period ending December 31, 2010, the Company’s cash position decreased to $11,960. Net cash used in operating activities was $146,946. Primarily as a result of the Company’s net loss offset by accounts payables $133,087 and inventories of $2,616. Financing activities provided $161,512 which was primarily as a result of decreases in amounts due to related parties of 3,495 and cash received of $158,071 from issuance of common stock.  Cash used by investing activities was $4,714, which was additional capital invested in the MIT China joint venture and acquisitions of new patent rights. The effect of exchange rates on cash decreased cash balances by $21,809.

For the three month period ending December 31, 2009, the Company’s cash position was $82,648. Net cash used in operating activities was $139,520, primarily due to the Company’s net loss during the period. Financing activities provided $219,818, entirely from increased borrowings from related parties. The effect of exchange rates on cash increased cash balances by $64,674.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three month period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Medical International Technology, Inc.

Date: February 17, 2011	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer
Interim Secretary and Chief Financial Officer