Form 10-Q
period 2011-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2011-05-16
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the period from ______________ to ______________

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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2011: 68,030,295 shares of common stock.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

March 31, 2011

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEET

	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$153,045	$26,716
Accounts receivable	15,659	12,809
Inventories	263,053	224,223
Prepaid expenses	31,512	20,200

Total Current Assets	463,269	283,948

Long Term Investment
Investment in MIT China Joint Venture	327,600	348,434

Property and Equipment
Tooling and machinery	331,404	301,995
Furniture and office equipment	150,392	141,600
Leasehold improvements	30,941	29,132
	512,737	472,727

Less accumulated depreciation	(470,912)	(451,779)
	41,825	20,948
Other Assets
Patents (net of accumulated amortization of $3,986 and $6,193)	27,548	14,834
Total assets	$860,242	$668,164

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED BALANCE SHEET

	March 31 2011	September 30 2010
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Deferred income	$1,084,846	$1,078,009
Accounts payable and accrued expenses	110,435	312,303
Amounts due to related parties	189,839	178,767
Amounts due to shareholders	303,117	-
	1,688,237	1,569,079

Total Liabilities	1,688,237	1,569,079

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized; None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized; 68,030,295 and 66,260,295 shares issued and Outstanding, respectively	6,774	6,626

Additional paid-in capital	12,109,596	11,931,996
Deficit	(12,509,183)	(12,418,732)
Other comprehensive income (loss)	(435,182)	(420,805)

Total Stockholders' Equity (Deficit)	(827,995)	(900,915)

Total Liabilities and Stockholders' Equity (Deficit)	$860,242	$668,164

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended March 31,		Six-Months Period Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Sales	$136,070	$144,557	$201,255	$353,120
Cost of sales	(39,564)	(43,588)	(66,006)	(98,579)
Gross profit (loss)	96,506	100,969	135,249	254,541

Research and development costs	-	(74,017)	-	(76,484)
Selling, general, and administrative expenses	(113,685)	(513,927)	(197,646)	(797,201)
	(113,685)	(587,944)	(197,646)	(873,685)

Loss from operations	(17,179)	(486,975)	(62,397)	(619,144)

Other Income (Expense) Equity earnings (loss) on MIT China Joint Venture	4,848	(50,077)	(20,834)	(50,077)
Interest income/loss	-	(588)	-	-
Interest expense	(6,533)	(232)	(7,220)	(6,476)
	(1,685)	(50,897)	(28,054)	(56,553)

Net Loss	$(18,864)	$(537,872)	$(90, 451)	$(675,679)

Basic (loss) per share	$(0.00)	$(0.01)	$(0.001)	$(0.01)

Basic weighted average shares outstanding	68,030,295	69,357,795	68,030,295	62,297,795

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(90, 451)	$(675,697)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Equity loss from MIT China Joint Venture	20,834	50,077
Depreciation and amortization expense	13,814	11,533

Common stock issued for services	1,000	333,400
Related party payables settle by common stock	-	-
Capitalization of related party debts

Changes in:
Accounts receivable	(2,850)	5,243

Inventories	(38,830)	(27,156)
Prepaid expenses	(11,312)	(233)
Accounts payable and accrued liabilities	(201,868)	119,884

Deferred income	6,837	(56,960)
Net cash used by operating activities	(302,826)	(239,909)

Cash flows from investing activities:
Acquisition of patents	(10,524)	(11,386)
Investment in MIT China joint venture	-	(10,437)
Tooling and machinery	(10,659)	-
Net cash used by investing activities	(21,183)	(21,823)

Cash flows from financing activities:
Proceeds from issuance of stock, net	158,017	100,000
Increase in amounts due to related parties	314,189	219,215
Issuance of notes payable	-	-
Repayment on notes payable	-	(3,474)
Net cash provided from financing activities	472,206	315,741

Effect of exchange rates	(21,868)	(78,390)

Increase (decrease) in cash	126,329	(24,381)
Cash, beginning of period	26,716	77,461
Cash, end of period	$153,045	$53,080
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,220	$6,476
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Second quarter ending March 31, 2011	Second quarter ending March 31, 2010
Net loss	$(90,451)	$(675,697)
Other comprehensive income (loss)
Foreign currency translation adjustment	(14,377)	(75,825)

Net comprehensive income (loss)	$(104,828)	$(751,522)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2010	66,260,295	$6,626	$11,931,996	$(12,418,733)

Shares issued for debts	-	-	-	-
Shares issued for services	10,000	1	999	-
Shares issued for additional capital	1,760,000	147	176,601	-

Net loss for the period ended December 31, 2010	-	-	-	(71,587)
Balance – December 31, 20010	68,030,295	$6,774	$12,190,596	$(12,490,320

Net loss for the period ended March 31, 2011	-	-	-	(18,864)
Balance – March 31, 2011	68,030,295	6,774	12,109,596	(12,509,184)

The accompanying notes are an integral part of these consolidated financial statements

Notes to Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Medical International Technology, Inc. (the “MIT”) and its subsidiary (collectively referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2011 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Unearned income

On November 1st, 2007, the Company received a Non-Refundable deposit of $1,300,000 for the worldwide rights to market and sells all Medical International Technology Inc.’s present and future Needle-Free Jet-Injectors for the human and animal markets. This deposit is part of an agreement under negotiation, which was finalized in January 2009.  The Company has recorded the deposit as unearned income until a final agreement was reached, at which time the deposit will be earned as income over the estimated contractual life of the final agreement. As of March 31, 2011, the Company had earned $ 292,500.

Note 3 – Inventories

Inventories at March 31, 2011 and September 30, 2010 consist of the following:

	March 31, 2011	September 30, 2010
Raw materials	$189,922	$166,611
Work in process	52,519	47,259
Finished goods	20,612	10,353
Total	$263,053	$224,223

Notes to Financial Statements

(Unaudited)

Note 4 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the six months ended March 31, 2011 and   2010 was $10,440 and $9,240, respectively.

Note 5 – Intangible Assets

As of March 31, 2011 the Company has net intangible assets totalling $ 27,548. Amortization expenses for the six months ended March 31, 2011 and 2010 was $3,374, and $ 2,293, respectively.  Intangible assets consist of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$33,741	$6,193	$27,548	8.5 through 16

Note 6 – Related Party Transactions

Related party balances consist of the following at March 31, 2011 and September 30, 2010:
	March 31, 2011	September 30, 2010
Payable to 2849-674 Canada Inc	$72,195	$67,974
Payable to Pascal D'Onofrio	37,6444	30,793
Payable to 9211-0766 Quebec Inc	80,000	80,000

	$189,839	$178,767

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

For the quarter ended March 31, 2011, there was no common stock issuance.

Preferred Stock

As of March 31, 2011, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of  March 31, 2011, there were no outstanding stock options.

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of March 31, 2011, the Company’s recorded investment in the MIT China was $348,434. During the three month ended March 31, 2011, the Company recorded an equity loss from its investment in MIT China of $20,834.

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

The introduction of our Agro-Jet needle-free injector for animal application is going very well; our veterinary staffs is doing an excellent job training our Distributors in the different provinces. These efforts will result in sales growth for the coming months and years.

The construction of a class 10,000 clean room lab, recommended by the SFDA, was completed on January 29, 2010. Having received certification for our production facilities in February 2011 brings us a step closer to our goal of beginning production of our Med-Jet line of products and all the disposable accessories in China for the Chinese market.

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

Our President and CEO, Mr Karim Menassa believes that upon obtaining the above official certification, MIT can now execute our business plan, which forecasts multi million dollars of sales in different niche markets as well as hospitals and clinics across all Chinese provinces.

Dr. Francis Bellido, Vice-President and Chief Strategy Officer of Medical International Technologies Canada, Inc. (the “”MIT Canada”) believes that access to the Chinese market, with its growing middle class population demanding more quality healthcare, could be instrumental for MIT due to the huge volume of needle-free injectors needed to satisfy the staggering Chinese demand

Our objective is to ensure that our injectors become an indispensable, environmentally friendly product for doctors, dentists, veterinarians and home users around the world.

We will continue providing a safe and effective means to help prevent the spread of deadly diseases to both humans and animals through the use of the Med-Jet® and Agro-Jet® needle-free injection system.

Results of Operations

Results of Operations for the Six-Months ended March 31, 2011 and 2010

For the six-month period ended March 31, 2011, the Company experienced a net loss from operations of  $ 90,451 which was primarily due to selling, general and administrative expenses of  $197,646. Gross profits for the period were $135,249.

For the six-month period ended March 31, 2010, the Company experienced a net loss from operations of  $675,679 which was primarily due to research and development costs of  $76,484 and selling, general and administrative expenses of  $797,201. Gross profits for the period were $254,541.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the six-month period ending March 31, 2011 were $201,255 compared to sales of $353,129 for the same period last year. Gross profits for the period ending March 31, 2011 represented 67% of sales, where gross profits for the same period last year represented 72% of sales.

Liquidity and Capital Resources

For the six-month period ending March 31, 2011, the Company’s cash position increased to $126,329. Net cash used in operating activities was $302,826. Primarily as a result of the Company’s net loss offset by accounts payables $201,868 and inventories of $38,830. Financing activities provided $472,206 which was primarily as a result of increases in amounts due to related parties of 314,189 and cash received of $158,071 from issuance of common stock.  Cash used by investing activities was $21,183, which was additional capital invested in the MIT China joint venture and acquisitions of new patent rights. The effect of exchange rates on cash decreased cash balances by $21,868.

For the six month period ending March 31, 2010, the Company’s cash position decreased to $24,381. Net cash used in operating activities was $239,909, primarily due to the Company’s net loss during the period. Financing activities provided $315,741, entirely from increased borrowings from related parties. The effect of exchange rates on cash decreased cash balances by $78,390.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three month period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Medical International Technology, Inc.

Date: May 14, 2011	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer
Interim Secretary and Chief Financial Officer