Form 10-Q
period 2011-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2011-08-22
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2011: 71,478,627 shares of common stock.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

June 30, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Medical International Technology, Inc. and its subsidiaries. “SEC” refers to the Securities and Exchange Commission.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEET

	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$52,193	$26,716
Accounts receivable	16,395	12,809
Inventories	360,217	224,223
Prepaid expenses	39,212	20,200

Total Current Assets	468,017	283,948

Long Term Investment
Investment in MIT China Joint Venture	266,632	348,434

Property and Equipment
Tooling and machinery	420,065	301,995
Furniture and office equipment	151,187	141,600
Leasehold improvements	31,104	29,132
	602,356	472,727

Less accumulated depreciation	(485,051)	(451,779)
	117,306	20,948
Other Assets
Patents (net of accumulated amortization of $3,986 and $7,922)	25,998	14,834
Total assets	$877,954	$668,164

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED BALANCE SHEET

	June 30 2011	September 30 2010
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Bank loan	$41,473	$-
Deferred income	1,190,101	1,078,009
Accounts payable and accrued expenses	110,037	312,303
Amounts due to related parties	152,576	178,767
Current portion of long-term debts	16,412
	1, 510,599	1, 569,079
Long-Term Debts	65,648

Total Liabilities	1, 576,247	1, 569,079

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized; None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized; 71,478,627 and 66,260,295 shares issued and Outstanding, respectively	7,118	6,626

Additional paid-in capital	12,454,085	11,931,996
Deficit	(12,754,057)	(12,418,732)
Other comprehensive income (loss)	(405,440)	(420,805)

Total Stockholders' Equity (Deficit)	(698,294)	(900,915)

Total Liabilities and Stockholders' Equity (Deficit)	$877,953	$668,164

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended June 30,		Nine-Months Period Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Sales	$89,248	$161,773	$290,503	$514,893
Cost of sales	(33,909)	(65,392)	(99,915)	(163,971)
Gross profit (loss)	55,339	96,381	190,588	350,922

Research and development costs	-	(65,194)	-	(141,678)
Selling, general, and administrative expenses	(433,588)	(100,257)	(631,234)	(897,458)
	(433,588)	(165,451)	(631,234)	(1,039,136)

Loss from operations	(378,249)	(69,070)	(440,646)	(688,214)

Other Income (Expense) Equity earnings (loss) on MIT China Joint Venture	(60,968)	(18,814)	(81,802)	(68,891)
Interest income/loss	-	-	-	-
Interest expense	(24,647)	(1,622)	(31,867)	(8,098)
	(85,615)	(20,436)	(113,669)	(76,989)

Net Loss	$(463,864)	$(89,506)	$(554,315)	$(765,203)

Basic (loss) per share	$(0.003)	$(0.001)	$(0.004)	$(0.01)

Basic weighted average shares outstanding	71,478,627	62,297,795	71,478,627	62,297,795

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(554,315)	$(765,203)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:	218,991	-
Warrant expense
Equity loss from MIT China Joint Venture	81,802	68,891
Depreciation and amortization expense	27,232	16,456

Common stock issued for services	31,000	333,400
Related party payables settle by common stock	-	-
Capitalization of related party debts		3,403,981

Changes in:
Accounts receivable	(3,586)	(6,535)

Inventories	(135,994)	(16,529)
Prepaid expenses	(19,013)	(952)
Accounts payable and accrued liabilities	(202,266)	(223,971)

Deferred income	112,092	(120,528)
Net cash used by operating activities	(444,057)	2,689,010

Cash flows from investing activities:
Acquisition of patents	(10,579)	(10,169)
Investment in MIT China joint venture	-	(10,437)
Tooling and machinery	(97,625)	-
Net cash used by investing activities	(108,204)	(20,606)

Cash flows from financing activities:
Bank loans	123,533	-
Proceeds from issuance of stock, net	491,581	100,000
Increase in amounts due to related parties	(26,191)	(3,156,564)
Issuance of notes payable	-	-
Repayment on notes payable	-	(5,406)
Net cash provided from financing activities	588,923	(3,061,970)

Effect of exchange rates	(11,185)	425,997

Increase (decrease) in cash	25,477	32,431
Cash, beginning of period	26,716	77,461
Cash, end of period	$52,193	$109,892
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,867	$8,099
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine Months ending June 30, 2011	Nine Months ending June 30, 2010
Net loss	$(554,315)	$(765,203)
Other comprehensive income (loss)
Foreign currency translation adjustment	(15,365)	426,501

Net comprehensive income (loss)	$(569,680)	$(338,702)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2010	66,260,295	$6,626	$11,931,996	$(12,418,733)

Shares issued for debts	-	-	-	-
Shares issued for services	10,000	1	999	-
Shares issued for additional capital	1,760,000	147	176,601	-

Net loss for the period ended December 31, 2010	-	-	-	(71,587)
Balance – December 31, 2010	68,030,295	$6,774	$12,109,596	$(12,490,320)

Net loss for the period ended March 31, 2011	-	-	-	(18,864)
Balance – March 31, 2011	68,030,295	$6,774	$12,109,596	$(12,509,184)

Shares issued for debts	365,000	36	36,464	-
Shares issued for services	300,000	30	29,970	-
Shares issued for additional capital	2,783,332	278	278,055	-
Warrant expense			218,991

Net loss for the period ended June 30, 2011	-	-	-	(463,864)
Balance – June 30, 2011	71,478,627	7,118	12,673,076	(13,217,921)

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended June 30, 2011 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2011. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Unearned income

On November 1st, 2007, the Company received a Non-Refundable deposit of $1,300,000 for the worldwide rights to market and sells all Medical International Technology Inc.’s present and future Needle-Free Jet-Injectors for the human and animal markets. This deposit is part of an agreement under negotiation, which was finalized in January 2009.  The Company has recorded the deposit as unearned income until a final agreement was reached, at which time the deposit will be earned as income over the estimated contractual life of the final agreement. As of June 30, 2011, the Company had earned $ 325,000.

Note 3 – Inventories

Inventories at June 30, 2011 and September 30, 2010 consist of the following:

	June 30, 2011	September 30, 2010
Raw materials	$221,710	$166,611
Work in process	76,250	47,259
Finished goods	62,257	10,353
Total	$360,217	$224,223

Notes to Financial Statements

(Unaudited)

Note 4 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the nine months ended June 30, 2011 and 2010 was $22,144 and $13,272, respectively.

Note 5 – Intangible Assets

As of June 30, 2011 the Company has net intangible assets totaling $ 25,998. Amortization expenses for the nine months ended June 30, 2011 and 2010 was $5,087, and $ 5,761, respectively.  Intangible assets consist of the following:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$33,920	$7,922	$25,998	8.5 through 16

 Note 6 – Bank Line

The Company, through a hypothec agreement, has an equipment line of credit up to a maximum of $350,000. The line is secured by account receivables, inventories, equipment and all other assets of the Company. At June 30, 2011, the Company had $41,473 outstanding under the agreement.

Note 7 – Related Party Transactions

Related party balances consist of the following at June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
Payable to 2849-674 Canada Inc	$72,576	$67,974
Payable to Pascal D'Onofrio	-	30,793
Payable to 9211-0766 Quebec Inc	80,000	80,000

	$152,576	$178,767

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are non-interest bearing and due upon demand.

Note 8 – Notes Payable

Long-term debt consists of the following at June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
Note payable to a bank, bearing interest at prime plus 3%, secured by equipment, due June 21, 2016	$82,061	$0

Current portion of long-term debt	(16,412)	0

Long-term debt	$65 648	$-

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

For the quarter ended June 30, 2011, the Company issued 300,000 shares of common stock under an S-8 filing for services valued at $30,000. The value of the services provided was $30,000, which represented the fair value of the services provided.  The Company also issued 365,000 common stock for debts of $36,500 and 2,783,332 common stock for investment proceeds of $278,333.

Preferred Stock

As of June 30, 2011, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of June 30, 2011, there were no outstanding stock options.

Outstanding Warrants

During the period ended June 30, 2011, the Company issued warrants to purchase an aggregate of 2, 815,000 common shares at an exercise price of $0.15 per share and 333,332 common shares at an exercise price of $0.20 per share. The warrants were issued in connection with private placements completed during 2011. The warrants vested immediately and have terms of one to two years that expire between March 28, 2012 and February 4, 2013. The Company estimated the fair value of the warrants using the Black-Scholes method with assumptions including: (1) term of 1 year to two years; (2) a computed volatility rate of 205%; (3) a discount rate of $0.45%; and (4) zero dividends. The fair value of the warrants was estimated to be $218,991.

Notes to Financial Statements

(Unaudited)

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

Under the agreement, the Company appointed one member to the Board of Directors of the Joint Venture and Jiangsu Hualan appointed two members to the Board of Directors.  Profits of the Joint Venture will be paid based each parties investment in the registered capital.

The Company commenced operations in the first quarter of fiscal year 2010.

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of June 30, 2011, the Company’s recorded investment in the MIT China was $266,632. During the nine months ended June 30, 2011, the Company recorded an equity loss from its investment in MIT China of $81,802.

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

Medical International Technology Inc. is targeting this huge market with their newly developed Med-Jet model MIT-P-I within the next 6 to 12 month. “With our successful Chinese joint venture, MIT intends to introduce this new product in China first; thereafter we will have enough production capacity to sell all over the world”. The Med-Jet MIT-P-I is designed to be safe, precise, accurate, effective, easy to use and friendly to the environment.

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

Medical International Technology Inc. is targeting this lucrative market with their Med-Jet model MIT-H-VI within the next 12 to 16 month. MIT intends to introduce this new product in China first; other countries will follow shortly after. In the Dental Office, painful needle injections are enough to make even the most rational person skip dental visits. The Med-Jet MIT-H-VI will finally bring an end to traumatic dental visits.

Poultry Vaccinations
MIT’s newly designed Agro-Jet model MIT-XII will help prevent the spread of deadly diseases by providing a needle-free alternative to the vaccination of billions of day-old baby chicks yearly. This high speed vaccinator will be able to inject thousands of birds per hour safely, precisely, accurately, effectively, with ease of use and friendly to the environment.

Projected Sales and Market Breakdown

Based on the actual financial crisis and market situation worldwide, the company has revised its total sales forecast and believes it will grow revenues gradually to $25,000,000 within the next three years. The following information will outline market expectations by category and timeframe:

Human applications:

Our initial target market for the first year is cosmetic Dermatology, Plastic surgery, and General Practitioner for single and mass injections, using Med-Jet models MIT MBX and MIT-H-III. The second year, in addition to the previous models, the introduction of model MESO-JET a new product for the injections on the face for all cosmetic dermatology procedures, in the third and forth and fifth year we will introduce MIT-H-IV-1 and MIT-H-IV-5 will target private clinics and hospitals, also the injector for Diabetics, MIT P-I, and the Dental injector, MIT-H-VI, will be introduced and will drastically increase sales to achieve its forecast.

Animal applications:

Our initial target market for the first year is the pork, cattle, and poultry markets, using our existing and newly redesigned products for mass animal vaccination. The second year in addition to the previous models, MIT will introduce and market its day-old baby chicken injector, a highly-requested product by farmers around the world. During the third year, MIT will present 2 more new products expected to drastically increase sales to achieve its forecast.

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

The introduction of our Agro-Jet needle-free injector for animal application is going very well; our veterinary staffs are doing an excellent job training our Distributors in the different provinces. These efforts will result in sales growth for the coming months and years.

The construction of a class 10,000 clean room lab, recommended by the SFDA, was completed on January 29, 2010. Having received certification for our production facilities in February 2011 brings us a step closer to our goal of beginning production of our Med-Jet line of products and all the disposable accessories in China for the Chinese market.

Our goal was to complete our clinical trials of Med-Jet models MIT-MBX and MIT-H-III in June of 2010 and start marketing and selling in July 2010, we had to complete a second trial and we have finally received our SFDA certification for our Med-Jet products on February 3rd 2011.

Based on the results obtained in two separate pivotal clinical trials over the past six months, the Chinese SFDA authorities have approved and issued to our Joint Venture Corporation the official license to sell MED-JET® products.

Our President and CEO, Mr. Karim Menassa believes that upon obtaining the above official certification, MIT can now execute our business plan, which forecasts multi million dollars of sales in different niche markets as well as hospitals and clinics across all Chinese provinces.

Dr. Francis Bellido, Vice-President and Chief Strategy Officer of Medical International Technologies Canada, Inc. (the “”MIT Canada”) believes that access to the Chinese market, with its growing middle class population demanding more quality healthcare, could be instrumental for MIT due to the huge volume of needle-free injectors needed to satisfy the staggering Chinese demand.

MIT China is expecting to receive the price index for its products from Jiangsu province during the coming month and start supplying our products to the Hospitals.

Our objective is to ensure that our injectors become an indispensable, environmentally friendly product for doctors, dentists, veterinarians and home users around the world.

We will continue providing a safe and effective means to help prevent the spread of deadly diseases to both humans and animals through the use of the Med-Jet® and Agro-Jet® needle-free injection system.

Results of Operations

Results of Operations for the Nine-Months ended June 30, 2011 and 2010

For the nine-month period ended June 30, 2011, the Company experienced a net loss from operations of $335,324 which was primarily due to selling, general and administrative expenses of  $412,243. Gross profits for the period were $190,588.

For the nine-month period ended June 30, 2010, the Company experienced a net loss from operations of  $765,203 which was primarily due to research and development costs of  $141,678 and selling, general and administrative expenses of  $897,458. Gross profits for the period were $350,922.

The reduced net loss between the comparable quarters was due to reduced research and development costs and general and administrative costs. Sales for the nine-month period ending June 30, 2011 were $290,503 compared to sales of $514,893 for the same period last year. Gross profits for the period ending June 30, 2011 represented 65% of sales, where gross profits for the same period last year represented 68% of sales.

Liquidity and Capital Resources

For the nine-month period ending June 30, 2011, the Company’s cash position increased $25,477. Net cash used in operating activities was $444,057, primarily as a result of the Company’s net loss Financing activities provided $588,923which was primarily as a result of increases in cash received of $491,581 from issuance of common stock.  Cash used by investing activities was $108,204, which was additional capital invested in acquisitions of new patent rights and tooling and machinery. The effect of exchange rates on cash decreased cash balances by $11,185.

For the nine month period ending June 30, 2010, the Company’s cash position increased  $32,431. Net cash provided by operating activities was $2,689,010, primarily due to the capitalization of related party debts. Financing activities used $3,061,970, entirely from capitalization of borrowings from related parties. The effect of exchange rates on cash increased cash balances by $425,997.

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

Smaller reporting companies are not required to provide the information required by this item.

Item 4.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three month period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

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

Item 6.   Exhibits

Exhibits

31.1           Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1           Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18U.S.C. Section 1350.

101            Interactive Data File (the Registrant will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as permitted under the rules of the Securities and Exchange Commission.)

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Date: August 22, 2011	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer
Interim Secretary and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)