Form 10-K
period 2011-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2011-12-29
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-31469

Medical International Technology, Inc.
(Exact name of registrant as specified in its charter)

Colorado	84-1509950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9
 (Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (514) 339-9355

Securities registered pursuant Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant Section 12(g) of the Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2011 is approximately $2,888,121 (based on its reported last sale price by the OTC Bulletin Board).

The number of shares outstanding of the registrant’s common stock as of December 29, 2011 was 79,270,627

Documents Incorporated By Reference: None

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1. Business

Medical International Technology, Inc. (“MIT” or the “Company”)) is based in Montreal, Canada.  We specialize in production, marketing and the sale of needle-free jet injector products designed for humans and animals, for single and mass injections. Needle-free jet injector technology and products provide advantages over traditional needle injection techniques and products, including; efficiency, handling security, biological waste elimination, and patient stress reduction.

The Company concentrates its activities in the medical and para-medical sectors, in particular, in the field of medical devices. Our strategy is to build a market for its different products and establish strategic alliances with different pharmaceutical companies, medical devices distributors and manufacturers to ensure good distribution channels for its products.

The benefits of needle-free injection compared to needle injection, in particular with respect to the features of our products, can be summarized as follows:

1.	Less tissue damage and less painful;
2.	Simple, fast and effective;
3.	Precise, reliable and safe;
4.	Good absorption of liquids;
5.	Prevents stress from traditional needle syringes and infections from contaminated needles;
6.	Friendly to the environment (no biological waste);
7.	Affordable and economical; and
8.	Efficient use of medication used.

History

We were incorporated in the State of Colorado on July 19, 1999.  We had three wholly-owned subsidiaries, Medical International Technologies (MIT Canada) Inc. a Canadian company, acquired in June 2002, 3567940 Canada inc. a Canadian company, acquired in June 2002 and merged with MIT Canada Inc. For the past 2 years 3567940 Canada inc. had no activities, no assets and no Liabilities, in August of 2011 the company has been dissolved.  As for ScanView, a Canadian company, acquired in June 2007, had no activities for the past 2 years.

On May 6, 2009, we entered into a joint venture agreement (the “Joint Venture Agreement”) with Jiangsu Hualan Biotechnology Ltd. (China) (“Jiangsu Hualan”). Pursuant to the Joint Venture Agreement, the parties established a joint venture company, Jiangsu Hualan MIT Medical Technology (MIT China) Ltd. (“MIT China” or the “Joint Venture”), focusing on research, production and sales of medical equipments, import and export of medical equipments and components products, especially Needle-Free Jet Injector products. The total investment by the Joint Venture amounted to $2,000,000, and the registered capital amounted to $1,400,000. We invested $686,000, representing 49% of the registered capital, to the Joint Venture, including $280,000 as technology contribution and $406,000 in cash.

Since its inception the joint venture “MIT China” has been diligently marketing, promoting and selling all the Med-Jet and Agro-Jet products to the Chinese market, during the fiscal year ending September 30, 2011, MIT Canada trained MIT China employees to assemble and control the quality of the final product to its customers.

During fiscal year 2010 MIT China started their first clinical trial required towards obtaining the Chinese SFDA. The second and final trial was completed successfully also during the same fiscal year, MIT China received the final report from the two hospitals involved in the trial. At the start of fiscal year 2011 MIT China submitted the completed report to the Chinese SFDA authorities for final approval and issuance of the official licence to sell MIT Med-Jets.

On February 2011 MIT China received its official certification from the Chinese SFDA authorities to sell the MED-JET® products, in September 2011 MIT China received also received the price index for the Province of Jiangsu allowing our Med-Jet products to be sold in all Jiangsu Hospitals and clinics. MIT China is working hard towards obtaining other price index across all Chinese provinces during fiscal 2012 and 2013.

During the third quarter of fiscal year 2011 MIT China purchased 151,000 SQ FT. of land and began construction of their first building in Taizhou (China Medical City). This first building of 40,000 SQ FT. when finalised will be used for the production of injectors for the Chinese market only. The construction is expected to be completed during the last quarter of 2012.

Products

Animal Sector:

We market several models of Agro-Jet Needle-Free injectors. The AGRO-JET Model MIT II, MIT III, MIT VI and MIT X. MIT included in their marketing effort the new Avian –Jet during the last quarter of 2011.The AGRO-JET technology is a low pressure, high performance, semi-automatic needle-free injector intended for the general use of the livestock market. The Models MIT II and MIT III is intended to target piglets of up to 20Kg. Piglets are one of the largest markets in the animal sector, because these animals require a large number of injections during their growth.

The Agro-Jet Models MIT VI and X is a product intended for pigs larger then 20Kg such as swine, veal, cattle, beef, sheep, equine and other livestock.

Human Sector:

MED-JET Model H-III intended for the mass vaccination of humans, and the Model MED-JET-MBX intended for all clinical dermatology, cosmetics procedures, plastic surgery, general practice and routine procedures in clinic and hospitals. We have received Health Canada, European Certification, ISO 9001, and ISO 13485.  We have also obtained SFDA (Chinese Certification) and the Russian FDA approval, and will do our best efforts to obtain U.S. FDA approval during 2012. We are marketing and selling our MED-JET in clinics in Canada and a few other countries and intend to market and sell it in many other markets during 2012.

MED-JET –P-I is intended for use in the human sector, targeting hospitals, clinics and individuals who must inject medications at home (diabetics and others). Our needle-free injection technology, for humans and for animals, allows for painless injections and reduces the damage to skin and tissues, especially for people who must inject themselves frequently, such as:

•	Diabetics
•	Allergy Injections
•	Vitamin Injections
•	Growth Hormone Injections
•	Antibiotic Injections
•	Birth Control or Impotence Injections
•	Vaccines for Children
•	Antidote Vaccines for bee stings or snake bites, for example
•	Other neuroplegics

We will analyze and plan for the diabetics market in fiscal year 2012. A secondary market will be the allergy market. We are currently unable to access many of the geographic markets due to the need for additional regulatory approvals in the localities for the various applications. We will continue selling in the markets where our products are currently approved and continue our efforts in localities where approvals are pending.

Marketing and Distribution

We promote and sell products in over 30 countries including the United States of America.  The Company is exerting every effort and using its resources to promote its products and to open markets for its technology. As we continue to market our products, we are gaining broader acceptance for our low pressure needle-free injection technology.

The Company has adopted an approach with potential distributors; whereby, new distributors are allowed twelve months with guaranteed minimum quantities in order to test the market for the AGRO-JET. We are then able to better evaluate potential distributors before signing long term distribution agreements with them. Where the Company may experience difficulties with distributors meeting their purchasing schedules, we work with these distributors to assist them in developing their respective markets.

Doctors, nurses and technicians have been using the MED-JET-MBX with excellent results anesthetizing patients who receive medical treatments which involve multiple injections such as for Hyperhidrosis (excessive sweating of the hands, feet and under arms) and BOTOX ® injections and many other injectables.

The MED-JET eliminates the risk of accidental sticks to health care professionals and creates a safer workplace. Other advantages include its light weight (0.5 kg) and excellent medication absorption rate. Additionally, the system has the ability to increase or decrease the volume and pressure of injection. This technology is unique to the MED-JET and AGRO-JET injectors. The system is designed to allow for the injection of up to 600 injections an hour.

The MED-JET has patent protection and is approved for use in human medicine in Canada, Europe and other countries.

Hyperhidrosis is the medical term for excessive sweating. Millions of people worldwide suffer from this condition. Our needle free injection was chosen for testing in a study regarding the treatment of Hyperhidrosis. Dr. Antranik Benohanian MD, FRCPC Dermatologist at Saint Luc Hospital of The Montreal University Hospital Center, has been using the MED-JET MBX for several months for the treatment of Hyperhidrosis. In addition to the underarms, Hyprehidrosis often occurs in the palms, soles of the feet and even the face. Currently, treatments typically carried out by needle injections that must be repeated every 4-6 months, in excessive pain to patients. Many patients are reluctant to receive multiple injections in their hand and their face due to the pain associated with traditional needle injections. Physicians in around the world are using the MED-JET for many other treatments as well.

Few publications based on Dr. Benohanian clinical work using MIT Med-Jet have been issued in major associations, the American Academy of Dermatology, the British Journal of Dermatology. These publications have helped provide strong evidence that the MED-JET Products from Medical International Technology Inc., are approved and being used in Clinics and Hospitals in many countries.

Doctors in Montreal are also using the MED-JET Model MBX and the MED-JET-H-II for injections of lidocaine, botox and cortisone for different treatment, in dermatology, minor surgery, phisiatric and other treatments.

Our MED-JET ® MBX injector helps reduce treatment time to the doctors, pain and discomfort to patient’s in these sensitive areas of the body that is caused by traditional needle injections. In addition, MIT’s needle free injector results in a less severe puncture since it has a volume of 0.02cc, up to 0.3cc. It is important to be able to increase or decrease the volume and pressure of injection, based on the comfort level of the patient. This technology is unique to all of our MED-JET injectors.

Patents and Trademarks

We have obtained trademark registration in the United States on the use of AGRO-JET (Reg. No. 2,712,089) and MED-JET (Reg. No. 2,798,613).

Regulation and Approvals

We manufacture and sell products that may require various approvals by government agencies in the locals in which they are used. These regulations or approvals vary greatly depending upon the way our products are used. We may not have the required approvals for various applications of our products in those localities. We continue to seek approvals for various applications of our products but the costs associated with achieving such approvals may exceed our available resources or be commercially impracticable.

We have received full certification for our Quality Management System granted under the International Organization for Standardization's ISO: 9001:2000. This includes Certification for the “Canadian Medical Device Conformity Assessment System” (CMDCAS), for devices to be licensed by Health Canada. The company plans to aggressively market the MED-JET for human use for mass-inoculation. The company feels that Canada and other world markets can benefit greatly from the MED-JET. By using the MED-JET, health officials have an alternative delivery method that is safer and faster than the traditional needle. These certifications allow us to market the Med-Jet Needle-Free injector for human use in all countries other than the United States, at this point. The Med-Jet injector will be re submitted for FDA approval, which, if accepted, will allow us to sell the Med-Jet in the United States, making it a truly worldwide system.  The approval process for the U.S. FDA is expensive and may take an extended period of time. We will target for 2012 and 2013 the actual MED-JET products to receive approval from the FDA.

Employees

Currently, the company has three employees and three consultants. As our operations are expanded additional employees will be required.

Item1A. Risk Factors

We are not required to provide this information as we are a smaller reporting company.

Item 1B.  Unresolved Staff Comments

We are not required to provide this information as we are a smaller reporting company.

Item 2. Properties

We currently lease our office under an operating lease that will expire on December 31, 2014. This office is a 7,200 square foot industrial facility in Montreal, Canada. Facilities include various machine tools and test systems for prototyping and light production. The annual lease expense for the facilities for the year ending September 30, 2011 was approximately $49,382.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently listed on the OTCBB under the symbol “MDLH.”  As of the date of this Report, 79,090,627 shares of our common stock were issued and outstanding.

Of the 79,090,627 shares of our common stock issued and outstanding, [64,927,074] of such shares are restricted shares.  None of these restricted shares are eligible for resale absent registration or an exemption from registration.

Price Range of Common Stock

The following table sets forth the high and low trade information for our common stock for each quarter for the previous two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year 2010
First quarter ended December 31, 2009	$.16	$.06
Second quarter ended March 31, 2010	$.55	$.12
Third quarter ended June 30, 2010	$.17	$.05
Fourth quarter ended September 30, 2010	$.12	$.05

Fiscal Year 2011
First quarter ended December 31, 2010	$.10	$.06
Second quarter ended March 31, 2011	$.23	$.09
Third quarter ended June 30, 2011	$.17	$.09
Fourth quarter ended September 30, 2011	$.12	$.07

Holders

As of the date of this Report there were approximately 93 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividend Policy

We have not paid a cash dividend on its common stock in the past 12 months. The company does not anticipate paying any cash dividends on its common stock in the next 12-month period.  Management anticipates that earnings, if any, will be retained to fund the company's working capital needs and the expansion of its business.  The payment of any dividends is at the discretion of the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

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
Plans not approved
By security holders
Total

Item 6. Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

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

Overview

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

The Company’s major source of revenues is from sales. The company has maintained operations from these revenues and through equity and debt financing. The company has been dependent on advances from related parties to maintain operations. There are no agreements, assurances or commitments to continue providing these advances. Products are currently developed, assembled and shipped from our facility. Component manufacturing is subcontracted to various suppliers and machine shops.

On May 21, 2009 MIT signed a Joint Venture Agreement with the largest manufacturer of rubber stopper in China supplying to most of the Pharmaceutical Corporation MIT has also received an initial order of 120 Agro-Jet® for vaccination of livestock and poultry from the joint venture. The name of the joint venture company is “Jiangsu Hualan MIT Medical Technology (MIT China) Ltd” and it is located in Taizhou city in the Jiangsu province. This prime location supported by the central government, recently being named by the Central Chinese government as “China Medical City” and become one of the most important medical cities in China through the relocation of the pharmaceutical and medical devices corporations. MIT Canada/USA has 49% equity in “Jiangsu Hualan MIT Medical Technology (MIT China) Ltd.” The total investment by both parties is $1.4 million dollars.

MIT China received all the legal documents pertaining to the licenses for the manufacturing of some of MIT Canada products and has started assembling the Agro-Jet models in September 2009 for the sales to the Chinese market. MIT Canada will continue to produce and supply most of the components for the joint venture. Our plan is to implement step by step the assembly and production of all our models for the Human “MED-JET” and Animal “AGRO-JET” needle-free technologies.

During fiscal year 2010 MIT China started their first clinical trial required towards obtaining the Chinese SFDA. The second and final trial was completed successfully also during the same fiscal year, MIT China received the final report from the two hospitals involved in the trial. At the start of fiscal year 2011 MIT China submitted the completed report to the Chinese SFDA authorities for final approval and issuance of the official licence to sell MIT Med-Jets.

On February 2011 MIT China received its official certification from the Chinese SFDA authorities to sell the MED-JET® products, in September 2011 MIT China received also received the price index for the Province of Jiangsu allowing our Med-Jet products to be sold in all Jiangsu Hospitals and clinics. MIT China is working hard towards obtaining other price index across all Chinese provinces during fiscal 2012 and 2013.

During the third quarter of fiscal year 2011 MIT China purchased 151,000 SQ FT. of land and began construction of their first building in Taizhou (China Medical City). This first building of 40,000 SQ FT. when finalised will be used for the production of injectors for the Chinese market only. The construction is expected to be completed during the last quarter of 2012.

The Company is pleased to continue providing a safe and effective means to help prevent the spread of deadly diseases to both humans and animals through the use of the Med-Jet® and Agro-Jet® needle-free injection system.

Management Plan of Operations

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

MIT promotes and sells products in over 30 countries including the United States of America. MIT is exerting every effort and using its resources to promote its products and to open markets for its technology. As we continue to market our products, we hope to gain broader acceptance of the needle-free injection technology. MIT is continually researching and developing its products to the market needs.

We will continue to seek additional funding to expand operations and develop sales revenue to a volume sufficient to sustain operations.

Results of Operations

Comparison for the year ended September 30, 2011 to the year ended September 30, 2010

The following table presents the statement of operations for the year ended September 30, 2011 as compared to the comparable period of the year ended September 30, 2010. The discussion following the table is based on these results.

	Years Ended September 30,
	2011	2010

Revenues	$437,378	$510,893
Cost of sales	200,848	228,408
Gross profit	236,533	282,485

Operating expenses

Selling, general and administrative expenses	702,169	1,066,293
Total operating expenses	702,169	1,066,293
Operating income (loss)	(465,636)	(783,808)

Other:
Equity earnings (loss) on MIT China Joint Venture	(130,762)	(88,681)
Amortization non-refundable Distribution Rights Deposit	-	130,000
Interest expense	(47,041)	(8,620)
Total other income (expense)	(177,803)	32,699

Income (loss) before provision for income taxes	(634,439)	(751,109)

Net loss	$(643,439)	$(751,109)

Revenues

The company’s consolidated revenues decreased by $73,515 or 14.4% to $437,378 during the fiscal year ending September 30, 2011. This slight reduction in sales was primarily due to the market situation in general.

Cost of Sales

The cost of sales decreased slightly by $27,560 in 2011. This slight decrease was related to our marketing and selling initiatives in the selected niche markets.

Gross Profit

The gross profit decreased by 16.26% for the year ending September 30, 2011, This decrease is due primarily to the marketing and selling initiatives in the selected niche markets that have secured our monthly sales.

Operating Expenses

Selling, general and administrative expenses decreased from approximately $364,124 to $702,169.

Comparison for the year ended September 30, 2010 to the year ended September 30, 2009

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

Liquidity and Capital Resources

During the fiscal year ending September 30, 2011 the Company’s cash position decreased by $15,827. Net cash used by operating activities was $585,863, resulting primarily from accounts payable, accrued liabilities and inventories.  Net cash provided by financing activities was $954,943, resulting primarily from the issuance of stock in private placements netting cash proceeds of $772,572.  Net cash used by investing activities was $398,116 resulting primarily from the acquisition of Tooling and machinery of 363,379.  The effect of exchange rates on cash during fiscal 2011 resulted in an increase in cash value of $13,209.

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

The Company has reported a negative working capital position of $41,075,553 and has accumulated operation losses since inception of $13,062,171, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

During the year ended September 30, 2011, the Company issued 12,830,332 shares of common stock in connection with private placements, debt reductions and for services. The Company issued 5,163,332 shares at $0.10 per share for total proceeds of $517,081, 365,000 shares were issued at $0.10 per share for total debt reductions of $36,500, and 7,302,000 shares were issued at $.0138 per share for services rendered of $100,921. The private placement proceeds were used to provide additional working capital.

The Company expects that revenues from existing and developing sales may not meet its liquidity requirements for the next 12-month period at its current level of operations. The company has been dependent on advances from related parties to maintain operations. There are no agreements, assurances or commitments to continue providing these advances. The company continues to rely on management to develop the business and work to develop sales. Management has and may continue to supplement cash flows from sales with additional equity and debt financing. Substantially, expanded operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report comprehensive income in either a single, continuous statement or two separate but consecutive statements. This guidance will become effective for fiscal years beginning after December 15, 2011; however, we have early adopted this guidance as of the end of our fiscal 2011 reporting period as permitted by the guidance. The adoption of this new guidance had no impact on our consolidated financial condition and results of operations.

In May 2011, the FASB issued authoritative guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used and a qualitative discussion around the sensitivity of the measurements. The guidance will become effective for the Company at the beginning of our second quarter of fiscal 2012. We expect adoption to have no impact on our consolidated financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Medical International Technology, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Medical International Technology, Inc.

We have audited the accompanying consolidated balance sheets of Medical International Technology, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2011 and 2010 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PS STEPHENSON & CO., P.C.

Wharton, Texas
December 22, 2011

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
Assets

Current assets
Cash and cash equivalents	$10,889	$26,716
Accounts receivable	48,349	12,809
Inventories	322,906	224,223

Prepaid expenses	18,820	20,200
Total current assets	400,964	238,948
Property and Equipment
Tooling and machinery	678,918	301,995
Furniture and office equipment	147,950	141,600
Leasehold improvements	30,438	29,132
Total property and equipment	857,306	427,727
Less accumulated depreciation	(502,782)	(451,779)
Total property and equipment, net	354,524	20,948

Patents (net of accumulated amortization of $9,412 and $4,372)	23,781	14,834
Investment in MIT China Joint Venture	242,056	348,434
Total assets	$1,021,325	$668,164

Liabilities and Stockholder's Equity (Deficit)

Current liabilities
Bank line	$31,167	$-
Deferred income	1,083,317	1,078,009
Accounts payable and accrued expenses	209,310	312,303
Amounts due to related parties	152,723	178,767
Total current liabilities	1,476,517	1,569,079
Long-Term Debts	177,247	-
Total liabilities	1,653,764	1,569,079

Stockholder's Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
No issued and outstanding shares.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
79,090,627 and 66,260,295 issued and outstanding, respectively	7,909	6,626
Additional paid-in capital	12,804,206	11,931,996
Accumulated deficit	(13,062,171)	(12,418,732)
Other comprehensive income (loss)	(382,381)	(420,805)
Total Stockholder's Equity (Deficit)	(632,439)	(900,915)

Total Liabilities and Stockholder's Equity (Deficit)	$1,021,325	$668,164

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2011	2010

Revenues	$437,378	$510,893
Cost of sales	200,845	228,408
Gross profit	236,533	282,485

Operating expenses
Selling, general and administrative expenses	702,169	1,066,293
Total operating expenses	702,169	1,066,293
Operating income (loss)	(465,636)	(783,808)

Other
Equity earnings (loss) on MIT China Joint Venture	(130,762)	(88,681)

Amortization Non-refundable Distribution Rights Deposit	-	130,000
	(130,762)	41,319

Interest expense	(47,041)	(8,620)
Total other income (expense)	(47,041)	32,699)

Income (loss) before provision for income taxes	(643,439)	(751,109)

Provision for (benefit from) income taxes	-	-

Net loss	$(643,439)	$(751,109)

Net loss per common share	$(0.01)	$(0.01)
Weighted average common shares
outstanding - basic and diluted	69,736,503	61,791,129

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended September 30,
	2011	2010

Net loss	$(643,439)	$(751,109)
Other comprehensive income (loss)
Foreign currency translation adjustment	38,424	(210,016)

Comprehensive loss	$(605,015)	$(979,855)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balances - September 30, 2006	10,867,737	$1,086	$5,786,600	$(6,073,155)

Common shares issued for debts	3,920,593	392	217,811
Common shares issued for services	9,498,333	951	560,185
Common shares issued in private placements	272,000	27	64,993
Common shares issued for the acquisition of Scanview	2,500,000	250	174,750
Net loss for the year ended September 30, 2007				(898,376)

Balances - September 30, 2007	27,058,663	2,706	6,804,339	(6,971,531)

Net loss for the year ended September 30, 2008				(2,361,882)

Balances - September 30, 2008	27,058,663	2,706	6,804,339	(9,333,413)

Common shares issued for debts	20,000,000	2,000	18,000
Common shares issued for services	5,743,420	574	177,768
Common shares issued for additional capital	6,285,174	629	699,371

Net loss for the year ended September 30, 2009				(2,334,210)

Balances-September 30, 2009	59,087,157	5,909	7,699,478	(11,667,623)

Common shares issued for debts	-	-	-
Common shares issued for services	4,085,000	408	482,841
Common shares issued for additional capital	3,087,500	309	345,695

Capitalization of related party debts			3,403,982

Net loss for the year ended September 30, 2010				(751,109)
Balances - September 30, 2010	66,260,295	$6,626	$11,931,996	$(12,418,732)

Common shares issued for debts	365,000	36	36,464
Common shares issued for services	7,302,000	731	100,190
Common shares issued for additional capital	5,163,332	516	516,565
Warrant expense			218,991

Net loss for the year ended September 30, 2011				(643,439)

Balances - September 30, 2011	79,090,627	$7,909	$12,804,206	$(13,062,171)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(643,439)	$(751,109)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Equity loss from MIT China Joint Venture	130,762	88,681
Depreciation and amortization expense	56,424	22,597
Common stock issued for services	100,921	483,250
Warrant expense	218,991	-
Changes in:
Accounts receivable	(35,540)	(7,384)
Inventories	(98,683)	(4,084)
Prepaid expenses	1,380	(15,160)
Accounts payable and accrued liabilities	(102,994)	(76,600)
Related party payables	-	250,286
Non-refundable Distribution Rights Deposit	5,308	(148,384)
Net cash used by operating activities	(366,870)	(157,907)

Cash flows from investing activities:
Acquisition of patents	(10,353)	(10,473)
Investment in MIT China joint venture	(24,384)	(10,437)
Tooling and machinery	(363,379)	-
Net cash used by investing activities	(398,116)	(20,910)

Cash flows from financing activities:
Bank line	31,167	-
Bank loans	177,248	-
Proceeds from issuance of stock, net	553,581	346,004
Repayment on notes payable	-	(6,014)
Decrease in amounts due to related parties	(26,044)	-
Net cash provided from financing activities	735,952	339,990

Effect of exchange rates	13,207	(211,918)

Increase (decrease) in cash	(15,827)	(50,745)
Cash, beginning of period	26,716	77,461
Cash, end of period	$10,889	$26,716
Supplemental disclosure of cash flow information:
Cash paid for interest	$47,041	$8,620
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$36,500	$-
Capitalization of related party debt	-	$3,403,982

The accompanying notes are an integral part of these consolidated financial statements.

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

Going Concern:

The Company has incurred net losses aggregating $1,394,548 during the two years ended September 30, 2011.  In addition, the Company has a working capital deficiency of $1,075,553 and a stockholder’s deficiency of $632,439 at September 30, 2011. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has developed a plan to address liquidity in the following ways:

●	Increase revenue through the sale of needle free devices and related products
●	To raise capital through the sale or exercise of equity securities
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

Property and Equipment
The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the year ended September 30, 2011 and 2010 were $49,785 and $18,225, respectively.

Long-Lived Assets
FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment of Disposal of Long-Lived Assets” (ASC 360-10-40), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2011, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

Patents
Patents on our technologies are being amortized over their remaining lives ranging from 7.5 years through 15 years.

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

Net Loss per Common Share
Basic earnings per share (“EPS”) are computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants. For the years ended September 30, 2011and 2010, there were no dilutive effects of such securities as the Company incurred a net loss in each period.  At September 30, 2011, the Company had outstanding warrants to purchase 3,148,332 common shares.  There were no outstanding options or warrants as of September 30, 2010.

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

Income Taxes
The Company and its subsidiaries file a consolidated federal income tax return under the accrual method of accounting.  The Company accounts for income taxes under ASC 740-10-25.  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes.  When management determines that it is more than likely that a deferred tax asset will not be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities during the period.   The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September 30, 2011 and 2010 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2007 and later remain subject to examination by the IRS and respective states.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report comprehensive income in either a single, continuous statement or two separate but consecutive statements. This guidance will become effective for fiscal years beginning after December 15, 2011; however, we have early adopted this guidance as of the end of our fiscal 2011 reporting period as permitted by the guidance. The adoption of this new guidance had no impact on our consolidated financial condition and results of operations.

In May 2011, the FASB issued authoritative guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used and a qualitative discussion around the sensitivity of the measurements. The guidance will become effective for the Company at the beginning of our second quarter of fiscal 2012. We expect adoption to have no impact on our consolidated financial condition and results of operations.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 financial statement presentation. Such reclassifications had no effect on consolidated net income as previously reported.

Note 3 –   Inventories

Inventories at September 30, 2011 and 2010 consist of the following:

	2011	2010
Raw materials	$208,892	$166,611
Work in process	102,259	47,259
Finished goods	11,755	10,353
Total	$322,906	$224,223

Note 4 –   Patents

As of September 30, 2011 the Company has net patents on certain technologies aggregating $23,781. Amortization expense for the years ended September 30, 2011 and 2010 were $6,639 and $4,372, respectively. During the year ended September 30, 2011, the Company capitalized patent costs on its needle-free injector of $10,353.  Following is a detail of patents at September 30, 2011.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$33,193	$9,412	$23,781	7.5 through 15

Note 5 –   Joint venture agreement

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2011, the Company’s recorded investment in the MIT China was $242,056. During the year ended September 30, 2011, the Company recorded an equity loss from its investment in MIT China of $130,762.

During the year ended September 30, 2011, the Company had sales of products to the joint venture of $324,702

Note 6 – Bank Line

The Company, through a hypothec agreement, has an equipment line of credit up to a maximum of $350,000. The line is secured by account receivables, inventories, equipment and all other assets of the Company. At September 30, 2011, the Company had $31,167 outstanding under the agreement.  There were no amounts outstanding as of September 30, 2010.

Note 7 –   Related Party Transactions

Related party balances consist of the following at September 30, 2011 and 2010

	2011	2010
Payable to 2849-674 Canada, Inc.	72,723	67,974
Payable to Pascal D’Onofrio	-	30,793
Payable to 9211-0766 Quebec Inc.	80,000	80,000

	$152,723	$178,767

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are bearing interest at 8%, and are due during fiscal 2012.

Note 8–   Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry-forwards, accrued expenses and basis differences in fixed assets.

The Company’s effective tax rate differs from the Federal statutory rates due to the valuation allowance recorded for the unused net operating loss carry-forwards deferred tax asset. The company has operating losses aggregating approximately $12.8 million, which can be used to reduce future taxable income. Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset needed to be reserved given recent losses. The total valuation allowance at September 30, 2011 and 2010 was $13.0million and $12.4 million, respectively.

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

Note 9 –   Stockholders' Equity (Deficit)

Issuance of Common Stock

Year Ended September 30, 2011

The Company issued an aggregate of 5,163,332 shares of its common stock for cash under private placement transactions for total proceeds of $517,081.

The Company issued 365,000 shares of its common stock for debt reductions of $36,500. The shares were valued at the closing price of the Company’s stock on the date of issuance, or settlement, which represented fair value.

The Company issued an aggregate of 7,292,000 shares of its common stock for services rendered based on settlement, and represents the fair value of the services provided.

The Company issued an aggregate of 10,000 shares of its common stock for services rendered under S-8 filings.  The value of the services provided was $1,000, which was based on the closing price of the Company’s stock on the date of issuance, or settlement, and represents the fair value of the services provided.

Year Ended September 30, 2010

For the year ended September 30, 2010, the Company issued an aggregate of 4,085,000 shares of its common stock for consulting and legal services valued at $483,249.  The shares were valued at the closing price of the Company’s stock on the date of issuance, or settlement, which represented the fair value of the services provided.

For the year ended September 30, 2010, the Company issued an aggregate of 3,087,500 shares of its common stock for cash under private placement transactions for total proceeds of $346,004.

Preferred Stock

As of September 30, 2011, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of September 30, 2011 and 2010, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

During the period ended June 30, 2011, the Company issued warrants to purchase an aggregate of 2,815,000 common shares at an exercise price of $0.15 per share and 333,332 common shares at an exercise price of $0.20 per share. The warrants were issued in connection with private placements completed during 2011. The warrants vested immediately and have terms of one to two years that expire between March 28, 2012 and February 4 2013. The Company estimated the fair value of the warrants using the Black-Scholes method with assumptions including: (1) term of 1 year to two years; (2) a computed volatility rate of 205%; (3) a discount rate of $0.45%; and (4) zero dividends. The fair value of the warrants was estimated to be $218,991.

Note 10 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 that calls for a monthly rent of $4,414. Rent expense for the year ended September 30, 2011 was approximately $49,382.

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

September 30, 2012	52,549
September 30, 2013	52,964
September 30, 2014	52,964

Thereafter	13,241
$171,718

Note 11– Deferred Income

Deferred income consists of the following at September 30, 2011 and 2010:

	2011	2010
Deposits from customers and distributors	$10,817	$5,509
Non-refundable Distribution Rights Deposit	1,072,500	1,072,500
Total unearned income	$1,083,317	$1,078,009

On November 1, 2007, the Company received a deposit of $1,300,000 for the worldwide rights to market and sells while maintaining MIT CANADA right to sell all Medical International Technology Inc.’s Needle-Free Jet-Injectors for the human and animal markets. This deposit was part of an agreement under negotiation, which was finalized in January 2009.  Upon finalization, the Company began recognizing the deposit into income over the contractual life of the agreement. During the year ended September 30, 2010, the Company recognized $130,000 into income under this agreement.  During 2011, the Company was notified of potential litigation related to this contract.  Accordingly, due to the uncertainty in a final resolution, the Company ceased recognizing income related to this contract during 2011.  Upon a final resolution of the dispute, the Company will begin amortizing the deposit into income over the remaining contractual life of the agreement.

Note 12 –Notes Payable

Long-term debt consists of the following at September 30, 2011 and September 30, 2010:

	September 30, 2011	September 30, 2010
Note payable to a bank, bearing interest at prime plus 3%, secured by equipment, due June 21, 2016.	$82,227	$-
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	95,020	-

Current portion of long-term debt	-	-

Long-term debt	$177,247	$-

Future scheduled principal payments under note agreements are as follows:

Year ended

September 30, 2012	$22,086
September 30, 2013	41,326
September 30, 2014	53,203
September 30, 2015	25,000
September 30, 2016	23,755
September 30, 2017	11,877
$177,247

Note 13 –Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fourth quarter of the fiscal year ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our directors and executive officers of the are as follows:

NAME                                   POSITION (S)                                       TENURE

Karim Menassa                    Chairman, President, Director             June 27, 2002 to present

Mr. Karim Menassa, age 60, serves as the President of Medical the Company. Mr. Menassa also serves as a member of the Board of Directors of the Company. Mr. Menassa has developed many state-of-the-art, efficient and reliable devices, and has marketed various medical devices in more than 60 countries. Mr. Menassa obtained a degree in Precision Mechanics Design from the Instituto Salesiano Don Bosco in Cairo, Egypt.

Over the years he has gained a vast and varied experience as an entrepreneur, administrator and medical device product innovator.  He has established a significant bank of important and influential contacts in Canada and abroad, touching all aspects of a modern manufacturing industry.  His particular strengths are in administration, engineering, product development, and marketing.  He is also extremely skilful in international negotiations, having successfully negotiated several multimillion dollar contacts and established distributor relationships in over 60 countries.  Some major achievements in his career include:
•	Inventor of needle-free jet injector for diabetics
•	Inventor of needle-free jet injector for veterinary use
•	Inventor of semi-automatic assembly station
•	Founder of IDEE International R & D Inc. in 1984
•	Founder of IDEE Technologies Inc. in 1985
•	Founder of Alliance Medical Inc. in 1989
•	Founder of Medical International Technologies (MIT Canada) inc. in 2002

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees, or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Board of Director Meetings and Committees

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of Medical International Technology, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

The Board of Directors held no meetings during the year ended September 30, 2011, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2011 were filed.

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

Item 11. Executive Compensation

Compensation Summary

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2011 and 2010. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Karim Menassa, CEO, President, Interim CFO and Chairman	2011	$0	0	0	0	0	0	0	$0
of the Board	2010	$0	0	0	0	0	0	0	$0

As of September 30, 2011, the Company had no group life; health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Compensation of Directors

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Employment Agreements

No formal employment agreements exist with any officer or employee.

Long-Term Incentive Plan

The Company has a 2011 stock incentive plan under which directors are authorized to grant incentive stock options, to a maximum of five million (5,000,000) of the issued and outstanding shares, to directors, employees and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of September 30, 2011 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name and Address	Amount and Nature
Of Beneficial Holder	of Beneficial Ownership

Karim Menassa (2)	34,135,692 shares	43.2%
President, Director
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E7

The Estate of Michel Bayouk (1)	4,522,560 shares	5.71%
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Sun Yi (1)	4,928,576 shares	6.23%
13 Building 6 Renmin University
#175 Haidian Road, Haidian Dist.
Beijing, China

Les Consultants Rainville Tossounian & Associes Inc. (1)	5,192,000 shares	6.56%
1585 ST LOUIS, ST LAZARE QUEBEC, J7T-1Z1, Canada
Officers and Directors as a Group	34,135,692 shares	43.2%

(1) Based on 79,090,627 shares issued and outstanding as of September 30, 2011.

(2) Karim Menassa directly holds 2,787,422 common shares of the Company, indirectly holds 21,466 shares through Paulette Menassa, his wife, 16,285,139 shares through 2849674 Canada, Inc., 13,666,667 shares through Idee R&D International, Inc., and 1,375,000 shares through 9162-9725 Quebec Inc., which are all controlled by Karim Menassa.

Changes in Control

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control, other than those set forth above.

Item 13. Certain Relationships and Related Transactions

Related party balances consist of the following at September 30, 2011 and 2010:

	2011	2010
Payable to 2849-674 Canada, Inc.	72,723	67,974
Payable to Pascal D’Onofrio	-	30,793
Payable to 9211-0766 Quebec Inc.	80,000	80,000

	$152,723	$178,767

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are bearing interest at 8%, and are due during fiscal 2012.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Mr. Menassa is not considered to be independent because he is an executive officer of the Company.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2011 and 2010 were: $22,500 and $22,500 respectively.

Audit Related Fees

There were no fees for audit related services for the years ended August 31, 2011 and 2010.

Tax Fees

The Company did not incur any fees for the fiscal years ended August 31, 2011 and 2010 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended August 31, 2011 and 2010.

Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2011. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

Work Performance by Others

None.

PART IV

Item 15. Exhibits

31.1	Certification of Principal Executive Officer and the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf to the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Date: December 29, 2011	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer and interim Secretary and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 12th day of December, by the following persons on behalf of the registrant in the capacities indicated:

/s/ Karim Menassa	Director, President and Chief Executive Officer
Karim Menassa