Form 10-Q
period 2011-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2012-02-14
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Medical International Technology, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	000-31469	84-1509950
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

1872 Beaulac
Ville Saint-Laurent
Montrйal, Quйbec, Canada H4R 2E7
(Address of principal executive offices)

(514) 339-9355
(Regristrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of February 10, 2012, there were 79,270,627 shares, par value $.0001 per share, of Common Stock issued and outstanding.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

December 31, 2011

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEET

	December 31, 2011	September 30, 2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$14,210	$10,889
Accounts receivable	34,998	48,349
Inventories	303,137	322,906
Prepaid expenses	13,398	18,820

Total Current Assets	365,743	400,964

Long Term Investment
Investment in MIT China Joint Venture	151,262	242,056

Property and Equipment
Tooling and machinery	693,909	678,918
Furniture and office equipment	140,744	147,950
Leasehold improvements	28,956	30,438
	863,609	857,306

Less accumulated depreciation	(495,782)	(502,782)
	367,827	354,524
Other Assets
Patents (net of accumulated amortization of $2,254 and $9,412)	33,874	23,781
Total assets	$918,706	$1,021,325

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED BALANCE SHEET

	December 31 2011	September 30 2011
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Bank line	$-	$31,167
Deferred income	1,148,554	1,083,317
Accounts payable and accrued expenses	249,628	209,310
Amounts due to related parties	148,831	152,723

	1,547,013	1,476,517
Long-Term Debts	234,724	177,247

Total Liabilities	1,781,737	1,653,764

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized; None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized; 79,270,627 and 79,090,627 shares issued and Outstanding, respectively	7,929	7,909

Additional paid-in capital	12,822,186	12,804,206
Deficit	(13,297,324)	(13,062,171)
Other comprehensive income (loss)	(395,822)	(382,381)

Total Stockholders' Equity (Deficit)	(863,031)	(632,439)

Total Liabilities and Stockholders' Equity (Deficit)	$918,706	$1,021,325

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended December 31,
	2011 (Unaudited)	2010 (Unaudited)
Sales	$74,836	$65,185
Cost of sales	(40,434)	(26,442)
Gross profit (loss)	34,402	38,743

Research and development costs	-	-
Selling, general, and administrative expenses	(175,836)	(83,961)
	(175,836)	(83,961)

Loss from operations	(141,434)	(45,218)

Other Income (Expense) Equity earnings (loss) on MIT China Joint Venture	(90,794)	(25,682)
Interest	178	-
Interest expense	(3,103)	(687)
Other income (expense), net	(93,719)	(26,369)

Net Loss	$(235,153)	$(71,587)

Basic and diluted (loss) per share	$(0.003)	$(0.0015)

Basic and diluted weighted average shares outstanding	79,270,627	68,030,295

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended
	Dec 31,	Dec 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(235,153)	$(71,587)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Equity loss from MIT China Joint Venture	90,794	25,682
Depreciation and amortization expense	19,742	6,048

Common stock issued for services	-	1,000
Related party payables settle by common stock	-	-
Capitalization of related party debts

Changes in:
Accounts receivable	13,352	(760)

Inventories	19,770	(2,616)
Prepaid expenses	5,422	419
Accounts payable and accrued liabilities	40,319	(133,087)

Deferred income	65,237	27,952
Net cash used by operating activities	19,483	(146,949)

Cash flows from investing activities:
Acquisition of patents	(13,505)	(2,134)
Investment in MIT China joint venture	-	-
Tooling and machinery	(48,058)	(2,580)
Net cash used by investing activities	(61,563)	(4,714)

Cash flows from financing activities:
Bank line	(31,167)	-
Bank loans	57,477	-
Proceeds from issuance of stock, net	18,000	158,017
Increase in amounts due to related parties	(3,892)	3,495
Issuance of notes payable	-	-
Repayment on notes payable	-	-
Net cash provided from financing activities	40,418	161,512

Effect of exchange rates	4,983	(21,809)

Increase (decrease) in cash	3,321	(11,960)
Cash, beginning of period	10,889	26,716
Cash, end of period	$14,210	$14,756
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,103	$687
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended Dec 31, 2011	Three Months Ended Dec 31, 2010
Net loss	$(235,153)	$(71,587)
Other comprehensive income (loss)
Foreign currency translation adjustment	(13,441)	(15,877)

Net comprehensive income (loss)	$(248,594)	$(87,464)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2011	79,090,627	$7,909	$12,804,206	$(13,062,171)

Shares issued for debts	-	-	-	-
Shares issued for services	-	-	-	-
Shares issued for additional capital	180,000	20	17,980	-

Net loss for the period ended December 31, 2011	-	-	-	(235,153)

				-
Balance – December 31, 2011	79,270,627	7,929	12,822,186	(13,297,324)

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended December 31, 2011 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2012. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Inventories

Inventories at December 31, 2011 and September 30, 2011 consist of the following:

	December 31, 2011	September 30, 2011
Raw materials	$201,586	$208,892
Work in process	88,796	102,259
Finished goods	12,755	11,755
Total	$303,137	$322,906

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three months ended December 31, 2011 and   2010 was $19,742 and $4,810, respectively

Notes to Financial Statements

(Unaudited)

Note 4 – Intangible Assets

As of December 31, 2011 the Company has net patents on certain technologies aggregating $33,874. Amortization expense for the years ended December 31, 2011 and 2010 were $2,254 and $1,238, respectively. During the three months ended December 31, 2011, the Company capitalized patent costs on its needle-free injector of $13,505.  Following is a detail of patents at December 31, 2011.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$45,082	$11,208	$33,874	7.5 through 15

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2011, the Company’s recorded investment in the MIT China was $242,056. During the three months ended December 31, 2011, the Company recorded an equity loss from its investment in MIT China of $90,794.

Note 6 – Bank Line

The Company, through a hypothec agreement, has an equipment line of credit up to a maximum of $350,000. The line is secured by account receivables, inventories, equipment and all other assets of the Company. At December 31, 2011, the Company had no amounts outstanding under the agreement.

Notes to Financial Statements

(Unaudited)

Note 7 – Related Party Transactions

Related party balances consist of the following at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Payable to 2849-674 Canada Inc	$63,831	$72,723
Payable to 9211-0766 Quebec Inc	80,000	80,000

	$152,576	$178,767

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are bearing interest at 8%, and are due during fiscal 2012.

Note 8 – Stockholders' Equity (Deficit)

Issuance of Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the quarter ended December 31, 2011, the Company issued an aggregate of 180,000 shares of its common stock for cash under private placement transactions for total proceeds of $17,980.

Preferred Stock

As of December 31, 2011, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of December 31, 2011 and 2010, there are no options outstanding to purchase shares of the Company’s common stock.

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

Notes to Financial Statements

(Unaudited)

Note 9 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 that calls for a monthly rent of $4,414. Rent expense for the three months ended December 31, 2011 was approximately $12,200.

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

September 30, 2012	52,549
September 30, 2013	52,964
September 30, 2014	52,964

Thereafter	13,241
$171,718

Note 10– Deferred Income

Deferred income consists of the following at December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Deposits from customers and distributors	$76,054	$10,817
Non-refundable Distribution Rights Deposit	1,072,500	1,072,500
Total	$1,148,554	$1,078,009

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

Note 11 –Notes Payable

Long-term debt consists of the following at September 30, 2011 and September 30, 2010:

	December 31, 2011	September 30, 2011
Note payable to a bank, bearing interest at prime plus 3%, repayment of the loan in sixtee (60) equal and consecutive installement of 2,413.12 starting January 20,2012,secured by equipment, due January 20, 2016.	$144,788	$82,227
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	89,936	95,020
Long-term debt	$234,724	$177,247

Future scheduled principal payments under note agreements are as follows:

Décember 31, 2012	$28,956
December 31, 2013	51,442
December 31, 2014	51,442
December 31, 2015	51,442
December 31, 2016	51,442

$234,724

Note 12 – Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Investment in MIT China Joint Venture

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of December 31, 2011, the Company’s recorded investment in the MIT China was $151,262. During the three months ended December 31, 2011, the Company recorded an equity loss from its investment in MIT China of $90,794.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Projected Sales and Market Breakdown

Based on the actual financial crisis and market situation worldwide, the company has revised its total sales forecast and believes it will grow revenues gradually to $25,000,000 within the next three to five years. The following information will outline market expectations by category and timeframe:

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

Work in progress at MIT China for the construction of its 40,000 sq. ft. building is expected to be completed by July 2012, few month ahead of schedule. We will start planning and purchasing many of the equipments and tools necessary for the assembly and production of some of our Agro-Jet and Med-Jet products. The production facility should be able to supply a large number of injectors and disposables to the Chinese market.

As per our discussions and understanding with our Joint Venture partner, Mr. Ethan Sun our General Manager, during his recent visit in Montreal, our plan of sales and expansion into the Chinese market is progressing and MIT China and MIT Canada agreed and sold 9% of their Joint Venture for an investment of 18,000,000 RMB (US$3,000,000). MIT China now has 46.41%, MIT Canada has 44.59% and Taizhou Amazon Investment Center has 9%.

We have supplied recently to one of CDC (Centre of Disease Control) vaccination clinics one Med-Jet model MIT H-III, and requested an MIT China nurse to be present at all time, for training, supervision of the proper usage and procedures of our Med-Jet for vaccination.

During 2012, we plan to open a few more CDC vaccination clinics to better promote our products in China, We received also our first important order for 2012. The first order of $196,360 is for our new Med-Jet model H-4.

Our objective is to ensure that our injectors become an indispensable, environmentally friendly product for doctors, dentists, veterinarians and home users around the world.

We will continue providing a safe and effective means to help prevent the spread of deadly diseases to both humans and animals through the use of the Med-Jet® and Agro-Jet® needle-free injection system.

Results of Operations

Results of Operations for the three months ended December 31, 2011 and 2010

For the three-month period ended December 31, 2011, the Company experienced a net loss from operations of $ 141,434 which was primarily due to selling, general and administrative expenses of  $175,836. Gross profits for the period were $34,402.

For the three-month period ended December 31, 2010, the Company experienced a net loss from operations of $45,218 which was primarily due to selling, general and administrative expenses of $83,961. Gross profits for the period were $38,743.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the three-month period ending December 31, 2011 were $74,836 compared to sales of $65,185  for the same period last year. Gross profits for the period ending December 31, 2011 represented 46% of sales, where gross profits for the same period last year represented 59% of sales.
Liquidity and Capital Resources

For the three-month period ending December 31, 2011, the Company’s cash position increased $3,321 to $14,210. Net cash used in operating activities was $19,483. Primarily as a result of the Company’s net loss offset by accounts payables $40,319 and inventories of $19,770. Financing activities provided $40,418 which was primarily as a result of increases in cash received of $18,000 from issuance of common stock and $ 57,477 bank loan.  Cash used by investing activities was $61,563, which was a result of acquisitions of new patent rights and tooling and machinery. The effect of exchange rates on cash increased cash balances by $4,983.

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

During the last quarter of 2011 we have signed with an outside consultant to help MIT in the FDA process in order to expedite the approval, the work is proceeding and few more test must be done in order to file a complete documentations to FDA, we are expecting to complete these tests with in the coming 3 to 6 month.

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

Item 4A. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4B.  Other Information

None.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5.   Other information

None.

Item 6.   Exhibits

Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2011 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Date: February 14, 2012	By:	/s/ Karim Menassa
Karim Menassa
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)