Form 10-Q
period 2012-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2012-05-15
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(514) 339-9355
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of May 14, 2012, there were 83,804,627 shares, par value $.0001 per share, of Common Stock issued and outstanding.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

March 31, 2012

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEET

	March 31, 2012	September 30, 2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$-	$10,889
Accounts receivable	21,034	48,349
Inventories	299,354	322,906
Prepaid expenses	12,308	18,820

Total Current Assets	332,696	400,964

Long Term Investment
Investment in MIT China Joint Venture	137,450	242,056

Property and Equipment
Tooling and machinery	702,755	678,918
Furniture and office equipment	142,539	147,950
Leasehold improvements	29,325	30,438
	874,619	857,306

Less accumulated depreciation	(543,762)	(502,782)
	330,857	354,524
Other Assets
Patents (net of accumulated amortization of $2,254 and $9,412)	35,050	23,781
Total assets	$836,053	$1,021,325

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED BALANCE SHEET

	March 31, 2012	September 30, 2011
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities

Bank overdraft	9.472
Bank line	$45 ,040	$31,167
Deferred income	1,222,181	1,083,317
Accounts payable and accrued expenses	172, 838	209,310
Amounts due to related parties	-	152,723

	1,449,531	1,476,517
Long-Term Debts	227,578	177,247

Total Liabilities	1,677,109	1,653,764

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized; None issued and outstanding as of December 31, 2007

Common stock, $.0001 par value; 100,000,000 shares authorized; 83,804,627 and 83,804,627 shares issued and Outstanding, respectively	7,979	7,909

Additional paid-in capital	12,867,476	12,804,206
Deficit	(13,322,091)	(13,062,171)
Other comprehensive income (loss)	(394,420)	(382,381)

Total Stockholders' Equity (Deficit)	(841,056)	(632,439)

Total Liabilities and Stockholders' Equity (Deficit)	$836,053	$1,021,325

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended March 31,		Six-Months Period Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Sales	$352,649	$136,070	$427,489	$201,255
Cost of sales	(59,063)	(39,564)	(99,497)	(66,006)
Gross profit (loss)	293,586	96,506	327,992	135,249

Selling, general, and administrative expenses	(273,026)	(113,685)	(448,862)	(197,646)
	(273,026)	(113,685)	(448,862)	(197,646)

Loss from operations	20,560	(17,179)	(120,872)	(62,397)

Other Income (Expense) Equity earnings (loss) on MIT China Joint Venture	(13,813)	4,848	(104,607)	(20,834)
Interest income/loss	406	-	584	-
Interest expense	(31,920)	(6,533)	(35,023)	(7,220)
	(45,327)	(1,685)	(139,046)	(28,054)

Net Loss	$(24 767)	$(18,864)	$(259,920)	$(90,451)

Basic (loss) per share	$(0.0003)	$(0.0003)	$(0.003)	$(0.001)

Basic weighted average shares outstanding	83,804,627	68,030,295	83,804,627	68,030,295

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(259,920)	$(90, 451)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Equity loss from MIT China Joint Venture	104 607	20,834
Depreciation and amortization expense	64,272	13,814

Common stock issued for services	-	1,000
Related party payables settle by common stock	-	-
Capitalization of related party debts

Changes in:
Accounts receivable	27,314	(2,850)

Inventories	23,553	(38,830)
Prepaid expenses	6,512	(11,312)
Accounts payable and accrued liabilities	8,570	(201,868)

Deferred income	138,864	6,837
Net cash used by operating activities	113,772	(302,826)

Cash flows from investing activities:
Acquisition of patents	(17,040)	(10,524)
Investment in MIT China joint venture	-	(10,659)
Tooling and machinery	(48,671)	-
Net cash used by investing activities	(65,711)	(21,183)

Cash flows from financing activities:
Bank line	(31,167)	-
Bank overdraft	9.473
Bank loans	50,330	-
Proceeds from issuance of stock, net	63,340	158,017
Increase in amounts due to related parties	(152,723)	314,189
Issuance of notes payable	-	-
Repayment on notes payable	-	-
Net cash provided from financing activities	(60,747)	472,206

Effect of exchange rates	1,797	(21,868)

Increase (decrease) in cash	(12,686)	126,329
Cash, beginning of period	10,889	26,716
Cash, end of period	$(0)	$153,045
Supplemental disclosure of cash flow information:
Cash paid for interest	$35,024	$7,220
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011
Net loss	$(259,920)	$(90,451)
Other comprehensive income (loss)
Foreign currency translation adjustment	(12,039)	(14,377)

Net comprehensive income (loss)	$(247,881)	$(104,828)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2011	79,090,627	$7,909	$12,804,206	$(13,062,171)

Shares issued for debts	-	-	-	-
Shares issued for services	-	-	-	-
Shares issued for additional capital	180,000	20	17,980	-

Net loss for the period ended December 31, 2011	-	-	-	(235,153)

				-
Balance – December 31, 2011	79,270,627	7,929	12,822,186	(13,297,324)

Shares issued for debts	-	-	-	-
Shares issued for services	4,534,000	50	45,290	-
Shares issued for additional capital	-	-	-	-

Net loss for the period ended March 31, 2012	-	-	-	(24,767)

				-
Balance – March 31, 2012	83,804,627	7,979	12,867,476	(13,322,091

The accompanying notes are an integral part of these consolidated financial statements

Notes to Financial Statements

(Unaudited)
Note 1 – Basis of Presentation

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Medical International Technology, Inc. (“MIT” or the “Company”) and its subsidiary (collectively referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended March 31, 2012 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2012. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Inventories

Inventories at March 31, 2012 and September 30, 2011 consist of the following:

	March 31, 2012	September 30, 2011
Raw materials	$209,384	$208,892
Work in process	76,004	102,259
Finished goods	13,966	11,755
Total	$299,354	$322,906

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three months ended March 31, 2012 and 2011 was $59,370 and $10,440, respectively

Note 4 – Intangible Assets

As of March 31, 2012, the Company has net patents on certain technologies aggregating $35,050. Amortization expense for the years ended March 31, 2012 and 2011 were $4,902 and $$3,374, respectively. During the three months ended March 31, 2012, the Company capitalized patent costs on its needle-free injector of $17,040.  Following is a detail of patents at March 31, 2012.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$49,062	$14,012	$35,050	7.5 through 15

Notes to Financial Statements

(Unaudited)

Note 5 –   Joint venture agreement

On May 6, 2009, the Company entered into a certain joint venture agreement (the “Joint Venture Agreement”) with Jiangsu Hualan Biotechnology Ltd. (China) (“Jiangsu Hualan”).  Pursuant to the Joint Venture Agreement, the parties thereto established a joint venture company, Jiangsu Hualan MIT Medical Technology (MIT China) Ltd. (“MIT China” or the “Joint Venture”), focusing on research, production and sales of medical equipments, import and export of medical equipments and components products, especially Needle-Free Jet Injector products. The total investment by the Joint Venture shall amount to $2,000,000, and the registered capital shall amount to $1,400,000.  The Company invested cash of $426,678 and transferred the license rights to produce and sell the Company’s needle-free injectors products into the Joint Venture.  The license rights were valued at $280,000 under the agreement.  The contributions by the Company resulted in the Company owning 49% of the registered capital of the Joint Venture.  Jiangsu Hualan contributed cash of $714,000, and owns 51% of the registered capital.

Under the Joint Venture Agreement, the Company appointed 1 member, and Jiangsu Hualan appointed 2 members, to the board of directors of the Joint Venture.  Profits of the Joint Venture will be allocated based upon each party’s investment in the registered capital.

During the period from May 6, 2009 to September 30, 2009, the Joint Venture had not commenced operations.  The Joint Venture commenced operations during the Company’s 1st quarter of fiscal 2010.

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2011, the Company’s recorded investment in the MIT China was $242,056. During the three months ended March 31, 2012, the Company recorded an equity loss from its investment in MIT China of $104,607.

Note 6 – Bank Line

The Company has an equipment line of credit up to a maximum of $350,000. The line is secured by account receivables, inventories, equipment and all other assets of the Company. At March 31, 2012, the Company had no amounts outstanding under the agreement.

Note 7 – Related Party Transactions

Related party balances consist of the following at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Payable to 2849-674 Canada Inc	$-	$72,723
Payable to 9211-0766 Quebec Inc	-	80,000

	$-	$178,767

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are bearing interest at 8%, and are due during fiscal 2012.

Notes to Financial Statements

(Unaudited)

Note 8 – Stockholders' Equity (Deficit)

Issuance of Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the quarter ended March 31, 2012, the Company issued an aggregate of 4,534,000 shares of its common stock for services valued at $45,340, which represents the fair value of the services provided.

Preferred Stock

As of March 31, 2012, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of March 31, 2012 and 2011, there are no options outstanding to purchase shares of the Company’s common stock.

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

 Note 9 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 that calls for a monthly rent of $4,414. Rent expense for the three months ended March 31, 2012 was approximately $12,200.

Notes to Financial Statements

(Unaudited)

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

September 30, 2012	52,549
September 30, 2013	52,964
September 30, 2014	52,964

Thereafter	13,241
$171,718

Note 10– Deferred Income

Deferred income consists of the following at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Deposits from customers and distributors	$149,681	$10,817
Non-refundable Distribution Rights Deposit	1,072,500	1,072,500
Total	$1,222,181	$1,078,009

On November 1, 2007, the Company received a deposit of $1,300,000 for the worldwide rights to market and sells while maintaining our right to sell all Medical International Technology Inc.’s Needle-Free Jet-Injectors for the human and animal markets. This deposit was part of an agreement under negotiation, which was finalized in January 2009.  Upon finalization, the Company began recognizing the deposit into income over the contractual life of the agreement. During the year ended September 30, 2010, the Company recognized $130,000 into income under this agreement.  During 2011, the Company was notified of potential litigation related to this contract.  Accordingly, due to the uncertainty in a final resolution, the Company ceased recognizing income related to this contract during 2011.  Upon a final resolution of the dispute, the Company will begin amortizing the deposit into income over the remaining contractual life of the agreement.

Note 11 –Notes Payable

Long-term debt consists of the following at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Note payable to a bank, bearing interest at prime plus 3%, repayment of the loan in sixty (60) equal and consecutive installment of 2,413.12 starting January 20,2012,secured by equipment, due January 20, 2016.	$136,033	$82,227
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	91,545	95,020
Long-term debt	$227,578	$177,247

Future scheduled principal payments under note agreements are as follows:

March 31, 2013	28,957
March 31, 2014	51,442
March 31, 2015	51,442
March 31, 2016	51,442
March 31, 2017	44,294

$227,577

Note 12 – Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Investment in MIT China Joint Venture

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of March 31, 2012, the Company’s recorded investment in the MIT China was $137,450. During the three months ended March 31, 2012, the Company recorded an equity loss from its investment in MIT China of $104,607.

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

The Company is refocusing its efforts and will target FDA approval for 2 of its latest product lines: first, the home use injector for diabetics and other treatments requiring daily injections, and second, a product targeting physicians in their clinics for vaccination and other biological injection medications. FDA approval for these 2 products will help the company’s credibility all over the world.

MIT products pipeline is already defined for 2011/2012; the realization of these new products design will be achieved by new finance to MIT and or a partnership with Medical and Pharmaceutical Companies.

New products for human diabetes, dentistry and poultry applications and their market potentials:

Diabetes
The International Diabetes Federation states that the diagnosis rate of diabetes has increased over the last two decades from 30 million to 246 million people with a disproportionate ratio coming from the United States, India, and China.

MIT is targeting this huge market with their newly developed Med-Jet model MIT-P-I within the next 8 to 10 month. “With our successful Chinese joint venture, MIT intends to introduce this new product in China first; thereafter we will have enough production capacity to sell all over the world.” The Med-Jet MIT-P-I is designed to be safe, precise, accurate, effective, easy to use and friendly to the environment.

Dentistry
According to the World Health Organization (WHO) statistics, last updated October 26, 2004, the number of dentists in the world was numbered in the millions. There are 234,104 registered Dentist in the USA, 18,861 in Canada, 50,920 in China and it is estimated that 400,000 will be needed in these three countries by 2030. Statistics show there are an estimated average of 6 to 10 dentists for every 10,000 people in Europe.

It is estimated that 150,000 U.S. dentists could administer about 250 million doses of local Anaesthetics per year for the gums, for a total market of about $3.5 billion.

MIT is targeting this lucrative market with their Med-Jet model MIT-H-VI within the next 12 to 16 month. MIT intends to introduce this new product in North America first; other countries will follow shortly after. In dental offices, painful needle injections are enough to make even the most rational person skip dental visits. The Med-Jet MIT-H-VI will finally bring an end to traumatic dental visits.

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

China joint venture

The creation of MIT China in June of 2009 has given MIT a unique advantage to expand its production operations and increase its sales and profits in the multi-billion dollar worldwide needle-free injector market. Furthermore, MIT China venture will help MIT supply large production volumes in lesser time, which will attract large medical and pharmaceutical partners.

The introduction of our Agro-Jet needle-free injector for animal application is going very well; our veterinary staff is doing an excellent job training our distributors in various regions. These efforts will result in sales growth for the coming months and years.

During the third quarter of fiscal year 2011, MIT China purchased 151,000 sq. ft. of land and began construction of their first building in Taizhou (China Medical City). This first building of 40,000 sq. ft. when finalized will be used for the production of injectors for the Chinese market only.

Work in progress at MIT China for the construction of its 40,000 sq. ft. building is expected to be completed by July 2012, which is a few months ahead of schedule. We will start planning and purchasing much of the equipment and tools necessary for the assembly and production of some of our Agro-Jet and Med-Jet products. The production facility should be able to supply a large number of injectors and disposables to the Chinese market.

Per the recent discussions and understanding of our general manager, Ethan Sun, with our Joint Venture partner, our plan of sales and expansion into the Chinese market is progressing and MIT China agreed and sold 9% of their joint venture for an investment of 18,000,000 RMB (US$3,000,000). MIT China now has 46.41%, we have 44.59%, and Taizhou Amazon Investment Center has 9% ownership in such venture.

We have recently supplied a CDC (Centre of Disease Control) vaccination clinic in China with one Med-Jet model MIT H-III, and requested an MIT China nurse to be present at the clinic at all times for training, supervision of the proper usage and procedures of our Med-Jet for vaccination.

During 2012, we plan to open a few more CDC vaccination clinics to better promote our products in China.

We recently received our first important order of 2012, for $196,360 of our new Med-Jet model H-4.

Our objective is to ensure that our injectors become an indispensable and environmentally friendly product for doctors, dentists, veterinarians and home users around the world.

We will continue providing a safe and effective means to help prevent the spread of deadly diseases to both humans and animals through the use of the Med-Jet® and Agro-Jet® needle-free injection system.

Results of Operations

Results of Operations for the three months ended March 31, 2012 and 2011

For the six-month period ended March 31, 2012, the Company experienced a net loss from operations of $120,872, which was primarily due to selling, general and administrative expenses of $448,862. Gross profits for the period were $327,992.

For the six-month period ended March 31, 2011, the Company experienced a net loss from operations of $90,451, which was primarily due to selling, general and administrative expenses of $197,646. Gross profits for the period were $135,249.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the six-month period ending March 31, 2012 were $427,489 compared to sales of $201,225 for the same period last year. Gross profits for the period ending March 31, 2012 represented 76% of sales, where gross profits for the same period last year represented 67% of sales.

Liquidity and Capital Resources

For the six-month period ending March 31, 2012, the Company’s cash position, including access to cash through a revolving line of credit, decreased to $20,362. Net cash used in operating activities was $113,772. Cash used by financing activities was $70,220 which was primarily a result of decreases in amounts due to related parties of $152,723.  Cash used by investing activities was $65,711, which was a result of acquisitions of new patent rights and tooling and machinery. The effect of exchange rates on cash increased cash balances by $1,797.

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

Plan of Operations

MIT intends to concentrate its activities in the medical and veterinary sectors, in particular, in the field of equipment and instrumentation. The Company's strategy is to build good, reliable and cost effective products, seek and establish strategic alliances with different pharmaceutical companies and manufacturers to ensure good distribution channels for its products.

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

Product Development

Per our previous fillings for FDA approval for our needle-free injector, the MED-JET is designed specifically for human mass inoculations. The MED-JET is capable of delivering many types of medications such as vaccines, insulin and other types of injectables. Its low-pressure technology offers an advantage to alternative high pressure systems that can cause blowbacks and expose medical workers and patients alike to microscopic traces of blood.

According to the International Sharps Injury Prevention Society (http://www.isips.org), it has been estimated that one out of every seven workers is accidentally struck by a contaminated sharp point each and every year. The Center for Disease Control (CDC: http://www.cdc.gov/niosh/2000-108.html#5) estimates that there are 600,000 to 800,000 needle stick injuries per year in the U.S. alone, and many are not reported. More than 20 types of infectious agents have been transmitted through needlesticks, including hepatitis B and C, tuberculosis, syphilis, malaria, herpes, diphtheria, gonorrhea, typhus and Rocky Mountain spotted fever. The MED-JET will eliminate this risk to health care professionals and create a safer workplace. Other advantages include its light weight (0.5 kg) and an excellent medication absorption rate. Additionally, the system has the ability to increase or decrease the volume and pressure of injection. This technology is unique to MIT’s MED-JET MBX Injector. The system is designed to inject up to 600 individuals an hour.

The approval process can be expensive and may take an extended period of time. There can be no assurance that this system will receive approval from the FDA or if approved gain broad acceptance by the medical community or individual patients.

During the last quarter of 2011 we signed with an outside consultant to help MIT with the FDA approval process and to expedite the approval.  This work is proceeding and few more test must be done in order to file a complete documentations to FDA, and we are expecting to complete these tests with in the coming 3 to 6 month.

On December 15, 2005, we received full certification granted under the International Organization for Standardization, as well as the Canadian Medical Device Conformity Assessment System for devices to be licensed by HEALTH CANADA. These certifications allow MIT to currently market the Med-Jet Needle-Free Injector for human use in all countries other than the U.S. The Med-Jet injector has been submitted for FDA approval which, if accepted, will allow MIT to sell the Med-Jet in the United States, making it a truly worldwide system.

MIT's Needle-Free Injection System, designed specifically to allow fast, accurate and safe injections, is rapidly moving toward establishing itself as a valuable instrument in the fight against disease in both humans and animals. Spurred on by growing fears of a worldwide epidemic that could match or even exceed the deadly flu pandemic of 1918 which killed millions of people, the MIT team is focusing its efforts to make its Needle-Free Injection System available to the world.

Now that MIT is able to sell its Med-Jet in all countries other than the U.S., it is working to complete two FDA filings. The first of these will be for use of the Med-Jet for injecting anesthesia in a variety of situations. The second, and most significant in light of the news coming out of Asia concerning the spread of Influenza A (H1N1) to humans, will be the Med-Jet-H III, for mass vaccination in case of a pandemic, such as Avian Influenza, Polio, Tuberculosis, Malaria or HIV.

MIT will increasingly promote its Agro-Jet needle-free injector. Having the same benefits as Med-Jet, Agro-Jet will become a valuable instrument in the fight against Avian Flu via its ability to mass inoculate animals at over 1000 injections per hour.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other information

None.

Item 6.   Exhibits

Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

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

Medical International Technology, Inc.

Date: May 15, 2012	By:	/s/ Karim Menassa
Karim Menassa
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)