Form 10-Q
period 2012-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2012-08-14
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of August 14, 2012, there were 83,804,627 shares, par value $.0001 per share, of Common Stock issued and outstanding.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

June 30, 2012

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEET

	June 30, 2012	September 30, 2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$-	$10,889
Accounts receivable	51,689	48,349
Inventories	276,825	322,906
Prepaid expenses	7,440	18,820

Total Current Assets	335,954	400,964

Long Term Investment
Investment in MIT China Joint Venture	57,284	242,056

Property and Equipment
Tooling and machinery	688,994	678,918
Furniture and office equipment	139,747	147,950
Leasehold improvements	28,751	30,438
	857,492	857,306

Less accumulated depreciation	(562,217)	(502,782)
	295,275	354,524
Other Assets
Patents (net of accumulated amortization of $9,412 and $16,097)	31,948	23,781
Total assets	$720,461	$1,021,325

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED BALANCE SHEET

	June 30, 2012	September 30, 2011
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities

Bank overdraft	402
Bank line	$24 ,533	$31,167
Deferred income	1,083,834	1,083,317
Accounts payable and accrued expenses	246,477	209,310
Amounts due to related parties	-	152,723

Total current liabilities	1,355,246	1,476,517
Long-Term Debts	205,200	177,247

Total Liabilities	1,560,446	1,653,764

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized; None issued and outstanding as of December 31, 2007	-	-

Common stock, $.0001 par value; 100,000,000 shares authorized; 83,804,627 and 83,804,627 shares issued and Outstanding, respectively	7,979	7,909

Additional paid-in capital	12,867,476	12,804,206
Deficit	(13,316,317)	(13,062,171)
Other comprehensive income (loss)	(399,123)	(382,381)

Total Stockholders' Equity (Deficit)	(839,985)	(632,439)

Total Liabilities and Stockholders' Equity (Deficit)	$720,461	$1,021,325

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended June 30,		Nine-Months Period Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
Sales	$401,157	$89,248	$828,644	$290,503
Cost of sales	(95,989)	(33,909)	(195,486)	(99,915)
Gross profit (loss)	305,168	55,339	633,158	190,588

Selling, general, and administrative expenses	(215,403)	(214,597)	(664,266)	(412,243)
	(215,403)	(214,597)	(664,266)	(412,243)

Gain (loss) from operations	89,765	(159,258)	(31,108)	(221,655)

Other Income (Expense)
Equity earnings (loss) on MIT China Joint Venture	(80,166)	(60,968)	(184,773)	(81,802)
Interest income/loss	240	-	824	-
Interest expense	(4,065)	(24,687)	(39,089)	(31,867)
Total other income (expense)	(83,991)	(1,685)	(223,038)	(113,669)

Net income (loss)	$5,774	$(244,873)	$(254,146)	$(335,324)

Basic income (loss) per share	$0.0001	$(0.0003)	$(0.003)	$(0.004)

Basic weighted average shares outstanding	83,804,627	71,478,627	83,804,627	71,478,627

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(254,146)	$(335,324)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Equity loss from MIT China Joint Venture	184,733	81,802
Depreciation and amortization expense	94,517	27,232
Common stock issued for services	-	31,000

Changes in:
Accounts receivable	(3,340)	(3,586)
Inventories	46,082	(135,994)
Prepaid expenses	11,380	(19,013)
Accounts payable and accrued liabilities	61,700	(202,266)

Deferred income	518	112,092
Net cash used by operating activities	141,484	(444,057)

Cash flows from investing activities:
Acquisition of patents	(16,692)	(10,579)
Investment in MIT China joint venture	-	-
Tooling and machinery	(47,718)	(97,625)
Net cash used by investing activities	(64,410)	(108,204)

Cash flows from financing activities:
Bank line	(31,167)	-
Bank overdraft	402	-
Bank loans	27,953	123,533
Proceeds from issuance of stock, net	63,340	491,581
Decrease in amounts due to related parties	(152,723)	(26,191)
Issuance of notes payable	-	-
Repayment on notes payable	-	-
Net cash provided from financing activities	(92,195)	588,923

Effect of exchange rates	4,232	(11,185)

Increase (decrease) in cash	(10,889)	25,477
Cash, beginning of period	10,889	26,716
Cash, end of period	$-	$52,193
Supplemental disclosure of cash flow information:
Cash paid for interest	$39,089	$31,867
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011
Net loss	$(254,146)	$(335,324)
Other comprehensive income (loss)
Foreign currency translation adjustment	(16,742)	(15,365)

Net comprehensive income (loss)	$(270,888)	$(350,689)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2011	79,090,627	$7,909	$12,804,206	$(13,062,171)

Shares issued for debts	-	-	-	-
Shares issued for services	-	-	-	-
Shares issued for additional capital	180,000	20	17,980	-

Net loss for the period ended December 31, 2011	-	-	-	(235,153)

				-
Balance – December 31, 2011	79,270,627	7,929	12,822,186	(13,297,324)

Shares issued for debts	-	-	-	-
Shares issued for services	4,534,000	50	45,290	-
Shares issued for additional capital	-	-	-	-

Net loss for the period ended March 31, 2012	-	-	-	(24,767)

				-
Balance – March 31, 2012	83,804,627	7,979	12,867,476	(13,322,091

Shares issued for debts	-	-	-	-
Shares issued for services	-	-	-	-
Shares issued for additional capital	-	-	-	-

Net loss for the period ended June 30, 2012	-	-	-	5,774

				-
Balance – June 30, 2012	83,804,627	7,979	12,867,476	(13,316,317)

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended June 30, 2012 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2012. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Inventories

Inventories at June 30, 2012 and September 30, 2011 consist of the following:

	June 30, 2012	September 30, 2011
Raw materials	$216,907	$208,892
Work in process	57,780	102,259
Finished goods	2,138	11,755
Total	$276,825	$322,906

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the nine months ended June 30, 2012 and 2011 was $87,311 and $22,144, respectively.

Note 4 – Intangible Assets

As of June 30, 2012, the Company has net patents on certain technologies aggregating $31,948. Amortization expense for the years ended June 30, 2012 and 2011 were $16,096 and $5,761, respectively. During the nine months ended June 30, 2012, the Company capitalized patent costs on its needle-free injector of $16,692.  Following is a detail of patents at June 30, 2012:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$48,045	$16,097	$31,948	7.5 through 15

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2011, the Company’s recorded investment in the MIT China was $242,056. During the nine months ended June 30, 2012, the Company recorded an equity loss from its investment in MIT China of $184,773.

Note 6 – Bank Line

The Company has an equipment line of credit up to a maximum of $350,000. The line is secured by account receivables, inventories, equipment and all other assets of the Company. At June 30, 2012, the Company had no amounts outstanding under the agreement.

Note 7 – Related Party Transactions

Related party balances consist of the following at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Payable to 2849-674 Canada Inc	$-	$72,723
Payable to 9211-0766 Quebec Inc	-	80,000

	$-	$178,767

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

For the quarter ended June 30, 2012, there were no common stock issuances.

Preferred Stock

As of June 30, 2012, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of June 30, 2012 and 2011, there are no options outstanding to purchase shares of the Company’s common stock.

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

Note 9 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 that calls for a monthly rent of $4,414. Rent expense for the nine months ended June 30, 2012 was approximately $38,500.

Notes to Financial Statements

(Unaudited)

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

September 30, 2012	52,549
September 30, 2013	52,964
September 30, 2014	52,964

Thereafter	13,241
$171,718

Note 10– Deferred Income

Deferred income consists of the following at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Deposits from customers and distributors	$11,335	$10,817
Non-refundable Distribution Rights Deposit	1,072,500	1,072,500
Total	$1,083,835	$1,078,009

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

Note 11 –Notes Payable

Long-term debt consists of the following at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Note payable to a bank, bearing interest at prime plus 3%, repayment of the loan in sixty (60) equal and consecutive installments of 2,413.12 starting January 20, 2012, secured by equipment, due January 20, 2016.	$126,144	$82,227
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	79,056	95,020
Long-term debt	$205,200	$177,247

Future scheduled principal payments under note agreements are as follows:

June 30, 2013	28,957
June 30, 2014	51,442
June 30, 2015	51,442
June 30, 2016	51,442
June 30, 2017	21,917

$205,200

Note 12 – Contingencies

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

Investment in MIT China Joint Venture

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of June 30, 2012, the Company’s recorded investment in the MIT China was $57,284. During the nine months ended June 30, 2012, the Company recorded an equity loss from its investment in MIT China of $184,773.

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

The Company is refocusing its efforts and will target FDA approval for 2 of its latest product lines: first, the home use injector for diabetics and other treatments requiring daily injections, and second, product targeting physicians in their clinics for vaccination and other biological injection medications. FDA approval for these 2 products will help the company’s credibility all over the world.

MIT products pipeline is already defined for 2012/2013; the realization of these new products design will be achieved by new finance to MIT and or a partnership with Medical and Pharmaceutical Companies.

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

During the third quarter of fiscal year 2011, MIT China purchased 151,000 sq. ft. of land and began construction of our first building in Taizhou (China Medical City). This first building of 40,000 sq. ft. when finalized will be used for the production of injectors for the Chinese market only.

Work in progress at MIT China for the construction of its 40,000 sq. ft. building, the first stage (the offices) has been completed, and our first move of all our employees to Taishou was conducted in the beginning of August 2012. The other part of the construction is scheduled to be complete by December 2012, our managements and engineers are working hard to plan the purchasing of the equipment and tools necessary for the assembly and production of some of our Agro-Jet and Med-Jet products. The production facility should be able to supply a large number of injectors and disposables to the Chinese market.

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

We have recently supplied a CDC (Centre of Disease Control) vaccination clinic in China with one Med-Jet model MIT H-III, and requested an MIT China nurse to be present at the clinic at all times for training, supervision of the proper usage and procedures of our Med-Jet for vaccination., the results are very good so far and we expect more uses of our Med-Jet H-III from many of the CDC clinics and hospitals across China in fiscal year 2013.

We are proceeding positively with our SFDA for our new Med-Jet model H-4. We expect our certification in 2013 fiscal year.

Our Model Med-Jet H-4 will target all vaccination clinics, hospitals, all CDC Centers and many other departments that have needs for any biologic injections.

Our objective is to ensure that our injectors become an indispensable and environmentally friendly product for doctors, dentists, veterinarians and home users around the world.

We will continue providing a safe and effective means to help prevent the spread of deadly diseases to both humans and animals through the use of the Med-Jet® and Agro-Jet® needle-free injection system.

Results of Operations

Results of Operations for the three months ended  June 30, 2012 and 2011

For the nine-month period ended June 30, 2012, the Company experienced a net loss from operations of $31,108, which was primarily due to selling, general and administrative expenses of $664,266. Gross profits for the period were $633,158.

For the six-month period ended June 30, 2011, the Company experienced a net loss from operations of $221,655, which was primarily due to selling, general and administrative expenses of $412,243. Gross profits for the period were $190,588.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the nine-month period ending June 30, 2012 were $828, 644 compared to sales of $290,503 for the same period last year. Gross profits for the period ending June 30, 2012 represented 76% of sales, where gross profits for the same period last year represented 65% of sales.

Liquidity and Capital Resources

For the nine-month period ending June 30, 2012, the Company’s cash position, including access to cash through a revolving line of credit, decreased to $10,889. Net cash used in operating activities was $141,484. Cash used by financing activities was $92,195 which was primarily a result of decreases in amounts due to related parties of $152,723.  Cash used by investing activities was $64,410, which was a result of acquisitions of new patent rights and tooling and machinery. The effect of exchange rates on cash increased cash balances by $4,232.

For the nine-month period ending June 30, 2011, the Company’s cash position increased to $25,477. Net cash used in operating activities was $444,057. Financing activities provided $588,9323 which was primarily as a result of increases in cash received of $491,581 from issuance of common stock.  Cash used by investing activities was $108,204, which was additional capital invested in the MIT China joint venture and acquisitions of new patent rights and tooling and machinery. The effect of exchange rates on cash decreased cash balances by $11,185.

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

During the last quarter of 2011 we signed with an outside consultant to help MIT with the FDA approval process and to expedite the approval.  This work is proceeding and few more tests must be done in order to file complete documentations to FDA, and we are expecting to complete these tests within the second quarter of 2013.

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

Now that MIT is able to sell its Med-Jet in all countries other than the U.S., it is working to complete two FDA filings. The first of these will be for use of the Med-Jet for injecting anesthesia in a variety of situations. The second, and most significant in light of the news coming out of Asia concerning the spread of Influenza A (H1N1) to humans, will be the Med-Jet-H III and H-4, for mass vaccination in case of a pandemic, such as Avian Influenza, Polio, Tuberculosis, Malaria or HIV.

MIT will increasingly promote its Agro-Jet and our new Avian-Jet needle-free injector designed specifically for poultry vaccination. Having the same benefits as Med-Jet, Agro-Jet and Avian-Jet will become a valuable instrument in the fight against Avian Flu via its ability to mass inoculate animals at over 1000 injections per hour.

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

Medical International Technology, Inc.

Date: AUGUST 14, 2012	By:	/s/ Karim Menassa
Karim Menassa
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)