Form 10-K
period 2012-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2012-12-28
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2012 is approximately $2,888,121 (based on its reported last sale price by the OTC Bulletin Board).

The number of shares outstanding of the registrant’s common stock as of December 28, 2012 was 83,804,627

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

PART I

Item 1. Business

Medical International Technology, Inc. (“MIT” or the “Company”) is based in Montreal, Canada. We specialize in production, marketing and the sale of needle-free jet injector products designed for humans and animals, for single and mass injections. Needle-free jet injector technology and products provide advantages over traditional needle injection techniques and products, including; efficiency, handling security, biological waste elimination, and patient stress reduction.

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

History

We were incorporated in the State of Colorado on July 19, 1999.  We had three wholly-owned subsidiaries, Medical International Technologies (MIT Canada). Inc., a Canadian company acquired in June 2002, 3567940 Canada Inc., a Canadian company, acquired in June 2002 and merged with MIT Canada Inc. For the past 2 years 3567940 Canada Inc. had no activities, no assets and no liabilities. In August of 2011 3567940 Canada Inc. was dissolved.  In addition, ScanView, a Canadian company acquired in June 2007, has had no activities for the past 2 years.

China Joint Venture

On May 6, 2009, we entered into a joint venture agreement (the “Joint Venture Agreement”) with Jiangsu Hualan Biotechnology Ltd. (China) (“Jiangsu Hualan”). Pursuant to the Joint Venture Agreement, the parties established a joint venture company, Jiangsu Hualan MIT Medical Technology (MIT China) Ltd. (“MIT China”), focusing on research, production and sales of medical equipments, import and export of medical equipments and components products, especially Needle-Free Jet Injector products.

The creation of MIT China in June of 2009 has given MIT a unique advantage to expand its production operations and increase its sales and profits in the multi-billion dollar worldwide needle-free injector market. Furthermore, MIT China venture will help MIT supply large production volumes in lesser time, which will attract large medical and pharmaceutical partners.

The introduction of our Agro-Jet needle-free injector for animal application is progressing well, and our veterinary staff has been successfully training our distributors in various regions. The Company expects that these efforts will result in sales growth in the next fiscal year.

During the third quarter of fiscal year 2011, MIT China purchased 151,000 sq. ft. of land and began construction of our first building in Taizhou (China Medical City). This first building of 40,000 sq. ft. when finalized will be used for the production of injectors for the Chinese market only.

The work in progress at MIT China for the construction of its 40,000 sq. ft. building, the first stage (the offices) has been completed, and our first move of all our employees to Taishou was conducted in the beginning of August 2012. The other part of the construction is scheduled to be complete by December 2012, our managements and engineers are working hard to plan the purchasing of the equipment and tools necessary for the assembly and production of some of our Agro-Jet and Med-Jet products. The production facility should be able to supply a large number of injectors and disposables to the Chinese market.

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

Products

Expanding the product line:

Medical International Technology Inc. has been considerably expanding financial resources in R&D in the last 5 years, having spent several millions of dollars. MIT already has 5 products for the human market and 9 products for the animal market. The Company will soon be unveiling two new additions to its human product line and one for its animal line.

MIT’s patented technology has received approval in several countries worldwide. The Company expects that the three new products will be no exception.

The Company is refocusing its efforts and will target FDA approval for two of its latest product lines: first, the home use injector for diabetics and other treatments requiring daily injections, and second, product targeting physicians in their clinics for vaccination and other biological injection medications. FDA approval for these two products will help the Company’s credibility all over the world.

MIT products pipeline is already defined for 2012/2013; the realization of these new products design will be achieved by new finance to MIT and or a partnership with Medical and Pharmaceutical Companies.

Diabetes

The Company intends to target diabetes market through its newly developed Med-Jet model MIT-P-I within the next 8 to 10 months. MIT intends to first introduce this product in China in order to grow its production capacity to eventually expand into other countries. The Med-Jet MIT-P-I is designed to be safe, precise, accurate, effective, easy to use and friendly to the environment.

Dentistry

The Company plans to target the potentially lucrative dental Anesthesia market with its Med-Jet model MIT-H-VI within the next 12 to 16 months. MIT intends to introduce this new product in North America first before being introduced into other markets.

Poultry Vaccinations

MIT’s newly designed Agro-Jet model MIT-XII will help prevent the spread of deadly diseases by providing a needle-free alternative to the vaccination of billions of day-old baby chicks yearly. This high speed vaccinator will be able to inject thousands of birds per hour safely, precisely, accurately, effectively, with ease of use and friendly to the environment.

Market Breakdown

Human applications:

In the next fiscal year, the Company plans to expand its market for cosmetic dermatology, plastic surgery, and general practitioner for single and mass injections.  It will do so through the use of the Med-Jet models MIT MBX and MIT-H-III. The Company  also plans to introduce a model MESO-JET a product for the injections on the face for all cosmetic dermatology procedures, as well as the MIT-H-IV-1 and MIT-H-IV-5, the MIT P-I injector for Diabetics, , and the MIT-H-VI Dental injector.

Animal applications:

In the next fiscal year, the Company plans to expand into the pork, cattle, and poultry markets, using our existing and newly redesigned products for mass animal vaccination.

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

Item 2. Properties

We currently lease our office under an operating lease that will expire on December 31, 2014. This office is a 7,200 square foot industrial facility in Montreal, Canada. Facilities include various machine tools and test systems for prototyping and light production. The annual lease expense for the facilities for the year ending September 30, 2012 was approximately $50,449.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently listed on the OTCBB under the symbol “MDLH.”  As of the date of this Report, 83,804,627 shares of our common stock were issued and outstanding.

Of the 83,804,627 shares of our common stock issued and outstanding, 64,927,074 of such shares are restricted shares.  None of these restricted shares are eligible for resale absent registration or an exemption from registration.

Price Range of Common Stock

The following table sets forth the high and low trade information for our common stock for each quarter for the previous two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year 2011
First quarter ended December 31, 2010	$.10	$.06
Second quarter ended March 31, 2011	$.23	$.06
Third quarter ended June 30, 2011	$.17	$.09
Fourth quarter ended September 30, 2011	$.12	$.07

Fiscal Year 2012
First quarter ended December 31, 2011	$.10	$.06
Second quarter ended March 31, 2012	$.23	$.09
Third quarter ended June 30, 2012	$.17	$.09
Fourth quarter ended September 30, 2012	$.12	$.07

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

The introduction of our Agro-Jet needle-free injector for animal application is progressing well, and our our veterinary staff has been successfully training our distributors in various regions. The Company expects that these efforts will result in sales growth in the next fiscal year.

During the third quarter of fiscal year 2011, MIT China purchased 151,000 sq. ft. of land and began construction of our first building in Taizhou (China Medical City). This first building of 40,000 sq. ft. when finalized will be used for the production of injectors for the Chinese market only.

Work in progress at MIT China for the construction of its 40,000 sq. ft. building, the first stage (the offices) has been completed, and our first move of all our employees to Taishou was conducted in the beginning of August 2012. The other part of the construction is scheduled to be completed in the first quarter of 2013, our managements and engineers are working hard to plan the purchasing of the equipment and tools necessary for the assembly and production of some of our Agro-Jet and Med-Jet products. The production facility should be able to supply a large number of injectors and disposables to the Chinese market.

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

Results of Operations

Comparison for the year ended September 30, 2012 to the year ended September 30, 2011

The following table presents the statement of operations for the year ended September 30, 2012 was compared to the comparable period of the year ended September 30, 2011. The discussion following the table is based on these results.

	Years Ended September 30,
	2012	2011

Revenues	$996,433	$437,378
Cost of sales	259,069	200,848
Gross profit	737,365	236,533

Operating expenses

Selling, general and administrative expenses	710,025	702,169
Total operating expenses	710,025	702,169
Operating income (loss)	27,340	(465,636)

Other:
Equity earnings (loss) on MIT China Joint Venture	(95,714)	(130,762)
Amortization non-refundable Distribution Rights Deposit	-	-
Interest expense	(41,619)	(47,041)
Total other income (expense)	(137,333)	(177,803)

Income (loss) before provision for income taxes	(109,993)	(634,439)

Net loss	$(109,993)	$(634,439)

Revenues

The Company’s consolidated revenues increased by $559,055 or 127 % to $996,433 during the fiscal year ending September 30, 2012. This considerable growth in sales was primarily due to the market situation in general.

Cost of Sales

The cost of sales increased slightly by $58,221 in 2012. This slight increase was related to our marketing and selling initiatives in the selected niche markets.

Gross Profit

The gross profit increased by 211% for the year ending September 30, 2012, This increase is due primarily to the marketing and selling initiatives in the selected niche markets that have secured our monthly sales.

Operating Expenses

Selling, general and administrative expenses increased by $7,856 to $710,025.

Liquidity and Capital Resources

During the fiscal year ending September 30, 2012 the Company’s cash position increased by $290,608. Net cash used by operating activities was $370,660, resulting primarily from deferred income and accounts payable.  Net cash provided by financing activities was $3,841, resulting primarily from the issuance of stock in private placements netting cash proceeds of $63,340, used bank line of 70,493 and decrease in amounts due to related parties of 152,723.  Net cash used by investing activities was $84,537 resulting primarily from the acquisition of Tooling and machinery of 49,434 and acquisition of patent of 35,103.  The effect of exchange rates on cash during fiscal 2012 resulted in an increase in cash value of $2,644.

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

The Company has reported a negative working capital position of $1,075,553 and has accumulated operation losses since inception of $13,172,164, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

During the year ended September 30, 2012, the Company issued 4,714,000 shares of common stock in connection with private placements, debt reductions and for services. The Company issued 180,000 shares at $0.10 per share for total debt reductions of $18,000, and 4,534,000 shares were issued at $.01 per share for services rendered of $45,340. The private placement proceeds were used to provide additional working capital.

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

In May 2011, the FASB issued authoritative guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used a description of the valuation processes used and a qualitative discussion around the sensitivity of the measurements. The guidance will become effective for the Company at the beginning of our second quarter of fiscal 2012. We expect adoption to have no impact on our consolidated financial condition and results of operations.

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

Medical International Technology, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Medical International Technology, Inc.

We have audited the accompanying consolidated balance sheets of Medical International Technology, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2012 and 2011 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PS STEPHENSON & CO., P.C.

Wharton, Texas
December 28, 2012

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
Assets

Current assets
Cash and cash equivalents	$303,497	$10,889
Accounts receivable	56,067	48,349
Inventories	316,440	322,906

Prepaid expenses	20,203	18,820
Total current assets	696,207	400,964
Property and Equipment
Tooling and machinery	713,779	678,918
Furniture and office equipment	144,775	147,950
Leasehold improvements	29,785	30,438
Total property and equipment	888,339	857,306
Less accumulated depreciation	(612,592)	(502,782)
Total property and equipment, net	275,747	354,524

Patents (net of accumulated amortization of $13,516 and $9,412)	44,857	23,781
Investment in MIT China Joint Venture	146,343	242,056
Total assets	$1,163,154	$1,021,325

Liabilities and Stockholder's Equity (Deficit)

Current liabilities
Bank line	$101,660	$31,167
Deferred income	1,385,906	1,083,317
Accounts payable and accrued expenses	160,174	209,310
Amounts due to related parties	-	152,723
Current portion of long term debts	23,736	-
Total current liabilities	1,671,476	1,476,517
Long-Term Debts	176,242	177,247
Total liabilities	1,847,718	1,653,764

Stockholder's Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
No issued and outstanding shares.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
83,804,627 and 79,090,627 issued and outstanding, respectively	7,979	7,909
Additional paid-in capital	12,867,476	12,804,206
Accumulated deficit	(13,172,164)	(13,062,171)
Other comprehensive income (loss)	(387,855)	(382,381)
Total Stockholder's Equity (Deficit)	(684,564)	(632,439)

Total Liabilities and Stockholder's Equity (Deficit)	$1,163,154	$1,021,325

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2012	2011

Revenues	$996,434	$437,378
Cost of sales	259,069	200,845
Gross profit	737,365	236,533

Operating expenses
Selling, general and administrative expenses	710,025	702,169
Total operating expenses	710,025	702,169
Operating income (loss)	27,340	(465,636)

Other
Equity earnings (loss) on MIT China Joint Venture	(95,714)	(130,762)

	(95,714)	(130,762)

Interest expense	(41,619)	(47,041)
Total other income (expense)	(137,733)	(47,041)

Income (loss) before provision for income taxes	(109,993)	(643,439)

Provision for (benefit from) income taxes	-	-

Net loss	$(109,993)	$(643,439)

Net loss per common share	$(0.00)	$(0.01)
Weighted average common shares
outstanding - basic and diluted	83,804,627	69,736,503

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended September 30,
	2012	2011

Net loss	$(109,993)	$(643,439)
Other comprehensive income (loss)
Foreign currency translation adjustment	5,474	38,424

Comprehensive loss	$(104,519)	$(605,015)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balances - September 30, 2010	66,260,295	$6,626	$11,931,996	$(12,418,732)

Common shares issued for debts	365,000	36	36,464
Common shares issued for services	7,302,000	731	100,190
Common shares issued for additional capital	5,163,332	516	516,565
Warrant expense			218,991

Net loss for the year ended September 30, 2011				(643,439)
Balances - September 30, 2011	79,090,627	$7,909	$12,804,206	$(13,062,171)

Common shares issued for debts	-	-	-

Common shares issued for services	4,534,000	50	45,290
Common shares issued for additional capital	180,00	20	17,890

Net loss for the year ended September 30, 2012				(109,993)

Balances - September 30, 2012	83,804,627	$7,979	$12,867,386	$(13,172,164)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(109,993)	$(643,439)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Equity loss from MIT China Joint Venture	95,714	130,762
Depreciation and amortization expense	134,119	56,424
Common stock issued for services	-	100,921
Warrant expense	-	218,991
Changes in:
Accounts receivable	(7,718)	(35,540)
Inventories	6,467	(98,683)
Prepaid expenses	(1,382)	1,380
Accounts payable and accrued liabilities	(49,136)	(102,994)
Related party payables	-	-
Non-refundable Distribution Rights Deposit	302,589	5,308
Net cash used by operating activities	370,660	(366,870)

Cash flows from investing activities:
Acquisition of patents	(35,103)	(10,353)
Investment in MIT China joint venture	-	(24,384)
Tooling and machinery	(49,434)	(363,379)
Net cash used by investing activities	(84,537)	(398,116)

Cash flows from financing activities:
Bank line	70,493	31,167
Bank loans	22,731	177,248
Proceeds from issuance of stock, net	63,340	553,581
Repayment on notes payable	-	-
Decrease in amounts due to related parties	(152,723)	(26,044)
Net cash provided from financing activities	3,841	735,952

Effect of exchange rates	2,644	13,207

Increase (decrease) in cash	292,608	(15,827)
Cash, beginning of period	10,889	26,716
Cash, end of period	$303,497	$10,889
Supplemental disclosure of cash flow information:
Cash paid for interest	$41,619	$47,041
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$36,500
Capitalization of related party debt	-	$-

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

Going Concern:

The Company has incurred net losses aggregating $ 752,432 during the two years ended September 30, 2012.  In addition, the Company has a working capital deficiency of $1,075,553 and a stockholder’s deficiency of $684,564 at September 30, 2012. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Property and Equipment
The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the year ended September 30, 2012 and 2011 were $120,602 and $49,785, respectively.

Long-Lived Assets
FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment of Disposal of Long-Lived Assets” (ASC 360-10-40), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2012, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

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

Net Loss per Common Share
Basic earnings per share (“EPS”) are computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants. For the years ended September 30, 2012and 2011, there were no dilutive effects of such securities as the Company incurred a net loss in each period.  At September 30, 2012, the Company had outstanding warrants to purchase 3,148,332 common shares.  There were no outstanding options or warrants as of September 30, 2012.

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September 30, 2012 and 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2007 and later remain subject to examination by the IRS and respective states.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash in banks and trade receivables.  The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions that are considered in the Company’s investment strategy. The Company grants unsecured credit to its customers during the normal course of business and performs ongoing credit evaluations of its customers to minimize any potential loss.

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

In May 2011, the FASB issued authoritative guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used a description of the valuation processes used and a qualitative discussion around the sensitivity of the measurements. The guidance will become effective for the Company at the beginning of our second quarter of fiscal 2012. We expect adoption to have no impact on our consolidated financial condition and results of operations.

Reclassifications
Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 financial statement presentation. Such reclassifications had no effect on consolidated net income as previously reported.

Note 3 –   Inventories

Inventories at September 30, 2012 and 2011 consist of the following:

	2012	2011
Raw materials	$242,528	$208,892
Work in process	63,255	102,259
Finished goods	10,657	11,755
Total	$316,440	$322,906

Note 4 –   Patents

As of September 30, 2012 the Company has net patents on certain technologies aggregating $23,781. Amortization expense for the years ended September 30, 2012 and 2011 were $13,517 and $6,639, respectively. During the year ended September 30, 2012, the Company capitalized patent costs on its needle-free injector of $35,103.  Following is a detail of patents at September 30, 2012.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$67,584	$22,727	$44,857	7.5 through 15

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

During the third quarter of fiscal year 2011, MIT China purchased 151,000 sq. ft. of land and began construction of its first building in Taizhou (China Medical City). This first building of 40,000 sq. ft. will be used for the production of injectors for the Chinese market. The first stage (the offices) was completed and employees were moved into the facility in August 2012. The second part of the construction is scheduled to be complete during the first quarter of 2013, which will contain the production facility capable of supplying a large number of injectors and disposables to the Chinese market.

In March 2012, MIT China agreed and sold 9% of the joint venture for an investment of 18,000,000 RMB (US$3,000,000). Jiangsu Hualan now has 46.41%, the Company has 44.59%, and Taizhou Amazon Investment Center has 9% ownership in the MIT China joint venture.

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2012, the Company’s recorded investment in the MIT China was $146,343. During the year ended September 30, 2012, the Company recorded an equity loss from its investment in MIT China of $95,714.

During the year ended September 30, 2012, the Company had sales of products to the joint venture of $296,350.

Note 6 –  Bank Line

The Company, through a hypothec agreement, has an equipment line of credit up to a maximum of $350,000. The line is secured by account receivables, inventories, equipment and all other assets of the Company. At September 30, 2012 and 2011, the Company had $101,660 and $31,167 outstanding under the agreement.

Note 7 –  Related Party Transactions

Related party balances consist of the following at September 30, 2012 and 2011

	2012	2011
Payable to 2849-674 Canada, Inc.	-	72,723
Payable to Pascal D’Onofrio	-	-
Payable to 9211-0766 Quebec Inc.	-	80,000

	$-	$152,723

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

The Company’s effective tax rate differs from the Federal statutory rates due to the valuation allowance recorded for the unused net operating loss carry-forwards deferred tax asset. The company has operating losses aggregating approximately $12.8 million, which can be used to reduce future taxable income. Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset needed to be reserved given recent losses. The total valuation allowance at September 30, 2012 and 2011 was $13.3million and $$13.0million, respectively.

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

Note 9 –  Stockholders' Equity (Deficit)

Issuance of Common Stock

Year Ended September 30, 2012

The Company issued 180,000 shares of its common stock for debt reductions of $17,980. The shares were valued at the closing price of the Company’s stock on the date of issuance, or settlement, which represented fair value.

The Company issued an aggregate of 4,534,000 shares of its common stock for services rendered of $45,340, which was based on the closing price at the date of issuance. and represents the fair value of the services provided.

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

Preferred Stock

As of September 30, 2012, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of September 30, 2012 and 2011, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

During the period ended June 30, 2011, the Company issued warrants to purchase an aggregate of 2,815,000 common shares at an exercise price of $0.15 per share and 333,332 common shares at an exercise price of $0.20 per share. The warrants were issued in connection with private placements completed during 2011. The warrants vested immediately and have terms of one to two years that expire between March 28, 2012 and February 4 2013. As at September 30, 2012, 333,332 common shares at an exercise price of $0.20 per share where no exercised and they expired in March 2012, The total as at September 30 2012 issued warrants to purchase an aggregate of 2,481,668 common shares at an exercise price of $0.15 The Company estimated the fair value of the warrants using the Black-Scholes method with assumptions including: (1) term of 1 year to two years; (2) a computed volatility rate of 205%; (3) a discount rate of $0.45%; and (4) zero dividends. The fair value of the warrants was estimated to be $218,991.

Note 10 –  Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 that calls for a monthly rent of $4,414. Rent expense for the year ended September 30, 2012 was approximately $50,449.

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

September 30, 2013	50,848
September 30, 2014	50,848

Thereafter	12,712
$114,408

Note 11–  Deferred Income

Deferred income consists of the following at September 30, 2012 and 2011:

	2012	2011
Deposits from customers and distributors	$313,406	$10,817
Non-refundable Distribution Rights Deposit	1,072,500	1,072,500
Total unearned income	$1,385,906	$1,083,317

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

Note 12 –  Notes Payable

Long-term debt consists of the following at September 30, 2012 and September 30, 2011:

	September 30, 2012	September 30, 2011
Note payable to a bank, bearing interest at prime plus 3%, secured by equipment, due June 21, 2016.	$123,197	$82,227
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	76,782	95,020

Current portion of long-term debt	-	-

Long-term debt	$199,979	$177,247

Future scheduled principal payments under note agreements are as follows:

Year ended

September 30, 2013	23,736
September 30, 2014	51,442
September 30, 2015	51,442
September 30, 2016	51,442
September 30, 2017	21,917
$199,979

Note 13 –  Contingencies

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fourth quarter of the fiscal year ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our directors and executive officers of the are as follows:

Name and Address	Age	Position(s)
Karim Menassa	61	President, Chief Executive Officer, Chief Financial Officer, interim Secretary, Director.
		Principal Financial Officer, Principal Accounting Officer and Director

Mr. Karim Menassa, 61, serves as the President, Chief Executive Officer, Chief Financial Officer, and interim Secretary of the Company since June 27, 2002. Mr. Menassa also serves as a member of the Board of Directors of the Company. Mr. Menassa has developed many state-of-the-art, efficient and reliable devices, and has marketed various medical devices in more than 60 countries. Mr. Menassa obtained a degree in Precision Mechanics Design from the Instituto Salesiano Don Bosco in Cairo, Egypt.

Over the years he has gained a vast and varied experience as an entrepreneur, administrator and medical device product innovator. He has established a significant bank of important and influential contacts in Canada and abroad, touching all aspects of a modern manufacturing industry. His particular strengths are in administration, engineering, product development, and marketing. He is also extremely skilful in international negotiations, having successfully negotiated several multimillion dollar contacts and established distributor relationships in over 60 countries. Some major achievements in his career include:

●	Inventor of needle-free jet injector for diabetics
●	Inventor of needle-free jet injector for veterinary use

●	Inventor of semi-automatic assembly station
●	Founder of IDEE International R & D Inc. in 1984

●	Founder of IDEE Technologies Inc. in 1985
●	Founder of Alliance Medical Inc. in 1989

●	Founder of Medical International Technologies (MIT Canada) inc. in 2002

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

The Board of Directors held no meetings during the year ended September 30, 2012, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2012 were filed.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The code of ethics is designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by MIT;

●	Compliance with applicable governmental laws, rules and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

We will provide to any shareholder, upon request, a copy of our code of ethics.  Any such request should be directed to our corporate secretary at 1872 Beaulac, Ville Saint Laurent, Montreal, Quebec, Canada HR4 2E7.

Item 11. Executive Compensation

Compensation Summary

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2012 and 2011. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Karim Menassa, CEO, President, CFO. Interim Secretary and Chairman	2012	$0	0	0	0	0	0	0	$0
of the Board	2011	$0	0	0	0	0	0	0	$0

As of September 30, 2012, the Company had no group life; health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Compensation of Directors

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Employment Agreements

No formal employment agreements exist with any officer or employee.

Long-Term Incentive Plan

The Company has a 2012 stock incentive plan under which directors are authorized to grant incentive stock options, to a maximum of five million (5,000,000) of the issued and outstanding shares, to directors, employees and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of September 30, 2012 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name and Address	Amount and Nature	Percent of
Of Beneficial Holder	of Beneficial Ownership	Common Stock (1)

Karim Menassa (2)	34,135,692	40.73%
President, CEO, CFO, Director
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E7

The Estate of Michel Bayouk	4,522,560	5.39%
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Sun Yi	4,928,576	5.88%
13 Building 6 Renmin University
#175 Haidian Road, Haidian Dist.
Beijing, China

Les Consultants Rainville Tossounian & Associes Inc.	5,192,000	6.19%
1585 ST LOUIS, ST LAZARE QUEBEC, J7T-1Z1, Canada
Officers and Directors as a Group	34,135,692	40.73%

(1) Based on 83,804,627 shares issued and outstanding as of December 28, 2012.

(2) Karim Menassa directly holds 2,787,422 common shares of the Company, indirectly holds: (i) 21,466 shares through Paulette Menassa, his wife, (ii) 16,285,139 shares through 2849674 Canada, Inc., (iii) 13,666,667 shares through Idee R&D International, Inc., and 9iv) 1,375,000 shares through 9162-9725 Quebec Inc., which are all controlled by Karim Menassa.

Changes in Control

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of our outstanding securities of any class, other than as set forth above. We do not have an investment advisor. There are no current arrangements which will result in a change in control, other than those set forth above.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related party balances consist of the following at September 30, 2012 and 2011:

	2012	2011
Payable to 2849-674 Canada, Inc.	-	72,723
Payable to Pascal D’Onofrio	-	-
Payable to 9211-0766 Quebec Inc.	-	80,000

	$-	$152,723

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are bearing interest at 8%, and are due during fiscal 2012.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a) (2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2012 and 2011 were: $39,963 and $22,500 respectively.

Audit Related Fees

There were no fees for audit related services for the years ended September 30, 2012 and 2011.

Tax Fees

The Company did not incur any fees for the fiscal years ended September 30, 2012 and 2011 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2012 and 2011.

Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2012. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

Work Performance by Others

None.

PART IV

Item 15. Exhibits

31.1	Certification of Principal Executive Officer and the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	*	XBRL Taxonomy Schema
101.CAL	*	XBRL Taxonomy Calculation Linkbase
101.DEF	*	XBRL Taxonomy Definition Linkbase
101.LAB	*	XBRL Taxonomy Label Linkbase
101.PRE	*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf to the undersigned, thereunto duly authorized.

Medical International Technology, Inc.

Date: December 28, 2012	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer, Principal Financial Officer, interim Secretary, Director (Duly Authorized Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 28th day of December, 2012 by the following persons on behalf of the registrant in the capacities indicated:

/s/ Karim Menassa	President and Principal Executive Officer, Principal Financial Officer, interim Secretary, Director
Karim Menassa