Form 10-Q
period 2012-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2013-02-12
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check is a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of February 11, 2013 was 83,804,627.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

December 31, 2012

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEET

	December 31, 2012	September 30, 2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$79,399	$303,497
Accounts receivable	13,870	56,067
Inventories	341,576	316,440
Prepaid expenses	9,980	20,203

Total Current Assets	444,825	696,207

Long Term Investment
Investment in MIT China Joint Venture	65,472	146,343

Property and Equipment
Tooling and machinery	705,704	713,779
Furniture and office equipment	143,137	144,775
Leasehold improvements	29,448	29,785
	878,289	888,339

Less accumulated depreciation	(635,472)	(612,592)
Total property and equipment, net	242,817	275,747
Other Assets
Patents (net of accumulated amortization of $3,392 and $13,516)	41,973	44,857
Total assets	$795,087	$1,163,154

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	December 31, 2012	September 30, 2012
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities

Bank line	$-	$101,660
Deferred income	1,405,663	1,385,906
Accounts payable and accrued expenses	147,765	160,174
Amounts due to related parties	-	152,723
Current portion of long term debts	51,442	23,736
	1,604,870	1,671,476
Long-Term Debts	133,814	176,242

Total Liabilities	1,738,684	1,847,718

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized; No issued and outstanding shares	-	-

Common stock, $.0001 par value; 100,000,000 shares authorized; 83,804,627 shares and 79,090,627 issued and outstanding, respectively	7,979	7,979

Additional paid-in capital	12,867,476	12,867,476
Deficit	(13,428,313)	(13,172,164)
Other comprehensive income (loss)	(390,738)	(387,855)

Total Stockholders' Equity (Deficit)	(943,596)	(684,564)

Total Liabilities and Stockholders' Equity (Deficit)	$795,088	$1,163,154

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended December 31,
	2012 (Unaudited)	2011 (Unaudited)
Sales	$113,621	$74,836
Cost of sales	(51,921)	(40,434)
Gross profit (loss)	61,700	34,402

Operating expenses
Selling, general, and administrative expenses	(233,879)	(175,836)
Total operating expenses	(233,879)	(175,836)

Other Income (Expense) Equity earnings (loss) on MIT China Joint Venture	(80,870)	(90,794)
Interest	228	178
Interest expense	(3,328)	(3,103)
Other income (expense), net	(83,971)	(93,719)

Net Loss	$(256,149)	$(235,153)

Net loss per common share	$(0.003)	$(0.003)

Weighted average common shares outstanding - basic and diluted	83,804,627	79,270,627

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended
	December 30,	December 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(256,149)	$(235,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity loss from MIT China Joint Venture	80,871	90,794
Depreciation and amortization expense	33,201	19,742

Common stock issued for services	-	-
Related party payables settle by common stock	-	-
Capitalization of related party debts

Changes in:
Accounts receivable	42,196	13,352

Inventories	(25,137)	19,770
Prepaid expenses	10,223	5,422
Accounts payable and accrued liabilities	(12,408)	40,319

Deferred income	19,757	65,237
Net cash used by operating activities	(107,446)	19,483

Cash flows from investing activities:
Acquisition of patents	(1,015)	(13,505)
Investment in MIT China joint venture	-	-
Tooling and machinery	-	(48,058)
Net cash used by investing activities	(1,015)	(61,563)

Cash flows from financing activities:
Bank line	(101,660)	31,167
Bank loans	(14,722)	57,477
Proceeds from issuance of stock, net	-	18,000
Increase in amounts due to related parties	-	(3,892)
Issuance of notes payable	-	-
Repayment on notes payable	-	-
Net cash provided from financing activities	(116,382)	40,418

Effect of exchange rates	745	4,983

Increase (decrease) in cash	(224,098)	3,321
Cash, beginning of period	303,497	10,889
Cash, end of period	$79,399	$14,210
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,328	$3,103
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended December 30, 2012	Three Months Ended December 30, 2011
Net loss	$(256,149)	$(235,153)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,884)	(13,441)

Net comprehensive income (loss)	$(259,033)	$(248,594)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2012	83,804,627	$7,979	$12,867,386	$(13,172,164)

Shares issued for debts	-	-	-	-
Shares issued for services	-	-	-	-
Shares issued for additional capital	-	-	-	-

Net loss for the period ended December 31, 2012	-	-	-	(256,149)
Balance – December 31, 2012	83,894,627	7,979	12,867,386	(13,428,313)

The accompanying notes are an integral part of these consolidated financial statements

Notes to Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Medical International Technology, Inc. (“MIT” or the “Company”) and its subsidiary (collectively referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended December 31, 2012 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2013. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Inventories

Inventories at December 31, 2012 and September 30, 2012 consist of the following:

	December 31, 2012	September 30, 2012
Raw materials	$201,586	$242,528
Work in process	88,796	63,255
Finished goods	12,755	10,657
Total	$303,137	$316,440

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three months ended December 31, 2012 and 2011 was $17,488 and $19,742, respectively

Note 4 – Intangible Assets

As of December 31, 2012, the Company has net patents on certain technologies aggregating $41,973. Amortization expense for the years ended December 31, 2012 and 2011 were $2,254 and $2,254, respectively. During the three months ended December 31, 2012, the Company capitalized patent costs on its needle-free injector of $1,015.  Following is a detail of patents at December 31, 2012.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$67,835	$25,862	$41,973	7.5 through 15

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2012, the Company’s recorded investment in the MIT China was $146,343. During the three months ended December 31, 2012, the Company recorded an equity loss from its investment in MIT China of $80,870.

Note 6 – Bank Line

The Company has an equipment line of credit up to a maximum of $350,000. The line is secured by account receivables, inventories, equipment and all other assets of the Company. At December 31, 2012, the Company had no amounts outstanding under the agreement.

Note 7 – Related Party Transactions

There are not related party balances at December 31, 2012 and September 30, 2012:

Notes to Financial Statements

(Unaudited)

Note 8 – Stockholders' Equity (Deficit)

Issuance of Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the quarter ended December 31, 2012, there was no common stock issuance.

For the quarter ended December 31, 2011, the Company issued an aggregate of 180,000 shares of its common stock for cash under private placement transactions for total proceeds of $17,980.

Preferred Stock

As of December 31, 2012, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval

Outstanding Options

As of December 31, 2012 and 2011, there are no options outstanding to purchase shares of the Company’s common stock.

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

Note 9 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 that calls for a monthly rent of $4,414. Rent expense for the year ended December 31, 2012 was approximately $12,712.

Notes to Financial Statements

(Unaudited)

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

September 30, 2013	38,136
September 30, 2014	50,848
Thereafter	12,712
$101,696

Note 10– Deferred Income

Deferred income consists of the following at December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Deposits from customers and distributors	$333,163	$313,406
Non-refundable Distribution Rights Deposit	1,072,500	1,072,500
Total	$1,405,663	$1,385,906

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

Note 11 –Notes Payable

Long-term debt consists of the following at December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Note payable to a bank, bearing interest at prime plus 3%, repayment of the loan in sixty (60) equal and consecutive installments of 2,413.12 starting January 20, 2012, secured by equipment, due January 20, 2016.	$114,403	$123,197
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	70,853	76,782
Long-term debt	$185,256	$199,979

Future scheduled principal payments under note agreements are as follows:

Year ended

September 30, 2013	51,442
September 30, 2014	51,442
September 30, 2015	51,442
September 30, 2016	30,930
$185,256

Note 12 – Contingencies

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

Business Development

Expanding the product line:

Medical International Technology Inc. has been expanding financial resources in R&D in the last 5 years. MIT already has 5 products for the human market and 9 products for the animal market. The Company will soon be unveiling two new additions to its human product line and one for its animal line.

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

The introduction of our Agro-Jet needle-free injector for animal application is progressing well; our veterinary staff has been successfully job training our distributors in various regions. We expect that these efforts will result in sales growth for the coming fiscal quarters and years.

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

During 2013, we plan to open a few more CDC vaccination clinics to better promote our products in China.

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

Results of Operations

Results of Operations for the three months ended  December 31, 2012  and 2011

For the three-month period ended December 31, 2012, the Company experienced a net loss from operations of $172,179, which was primarily due to selling, general and administrative expenses of $233,879. Gross profits for the period were $61,700.

For the three-month period ended December 31, 2011, the Company experienced a net loss from operations of $ 141,434 which was primarily due to selling, general and administrative expenses of $175,836. Gross profits for the period were $34,402.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the three-month period ending December 31, 2012 were $113,621 compared to sales of $74,836 for the same period last year. Gross profits for the period ending December 31, 2012 represented 54% of sales, where gross profits for the same period last year represented 46% of sales.

Liquidity and Capital Resources

For the three-month period ending December 31, 2012, the Company’s cash position, including access to cash through a revolving line of credit, decreased to $79,399. Net cash used in operating activities was $107,446. Cash used by financing activities was $116,382 which was primarily a result of bank line of $101,660.  Cash used by investing activities was $1,015, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash increased cash balances by $745.

For the three-month period ending December 31, 2011, the Company’s cash position increased $3,321 to $14,210. Net cash used in operating activities was $19,483. Primarily as a result of the Company’s net loss offset by accounts payables $40,319 and inventories of $19,770. Financing activities provided $40,418 which was primarily as a result of increases in cash received of $18,000 from issuance of common stock and $ 57,477 bank loan.  Cash used by investing activities was $61,563, which was a result of acquisitions of new patent rights and tooling and machinery. The effect of exchange rates on cash increased cash balances by $4,983

Plan of Operations

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

Medical International Technology, Inc.

Date: February 12, 2013	By:	/s/ Karim Menassa
Karim Menassa
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)