Form 10-Q
period 2013-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2013-05-15
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013
 Or
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

The number of shares outstanding of the registrant’s common stock as of May 10, 2013 was 83,804,627.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

March 31, 2013

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEET

	March 31, 2013	September 30, 2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$83,488	$303,497
Accounts receivable	38,245	56,067
Inventories	322,260	316,440
Prepaid expenses	10,183	20,203

Total Current Assets	454,176	696,207

Long Term Investment
Investment in MIT China Joint Venture	11,853	146,343

Property and Equipment
Tooling and machinery	691,311	713,779
Furniture and office equipment	141,074	144,775
Leasehold improvements	28,847	29,785
	861,232	888,339

Less accumulated depreciation	(651,773)	(612,592)
Total property and equipment, net	209,459	275,747
Other Assets
Patents (net of accumulated amortization of $6,930 and $13,516)	40,356	44,857
Total assets	$715,844	$1,163,154

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	March 31, 2013	September 30, 2012
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities

Bank line	$-	$101,660
Deferred income	1,342,614	1,385,906
Accounts payable and accrued expenses	193,497	160,174
Amounts due to related parties	-	152,723
Current portion of long term debts	51,442	23,736
	1,587,553	1,671,476
Long-Term Debts	117,829	176,242

Total Liabilities	1,705,382	1,847,718

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized; No issued and outstanding shares	-	-

Common stock, $.0001 par value; 100,000,000 shares authorized; 83,804,627 shares and 79,090,627 issued and outstanding, respectively	7,979	7,979

Additional paid-in capital	12,867,476	12,867,476
Deficit	(13,470,554)	(13,172,164)
Other comprehensive income (loss)	(394,439)	(387,855)

Total Stockholders' Equity (Deficit)	(989,538)	(684,564)

Total Liabilities and Stockholders' Equity (Deficit)	$715,844	$1,163,154

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended March 31,		Six-Months Period Ended March 31,
	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)
Sales	$290,152	$352,649	$403,773	$427,489
Cost of sales	(69,590)	(59,063)	(121,511)	(99,497)
Gross profit (loss)	220,562	293,586	282,262	327,992

Selling, general, and administrative expenses	(203,879)	(273,026)	(437,758)	(448,862)
	(203,879)	(273,026)	(437,758)	(448,862)

Loss from operations	16,683	20,560	(155,496)	(120,872)

Other Income (Expense) Equity earnings (loss) on MIT China Joint Venture	(53,620)	(13,813)	(134,490)	(104,607)
Interest income/loss	221	406	449	584
Interest expense	(5,524)	(31,920)	(8,852)	(35,023)
	(58,923)	(45,327)	(143,791)	(139,046)

Net Loss	$(42,240)	$(24 767)	$(298,389)	$(259,920)

Basic (loss) per share	$(0.001)	$(0.0003)	$(0.004)	$(0.003)

Basic weighted average shares outstanding	83,804,627	83,804,627	83,804,627	83,804,627

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(298,389)	$(259,920)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity loss from MIT China Joint Venture	134,490	104,607
Depreciation and amortization expense	65,394	64,272

Common stock issued for services	-	-
Related party payables settle by common stock	-	-
Capitalization of related party debts

Changes in:
Accounts receivable	17,822	27,314

Inventories	(5,821)	23,553
Prepaid expenses	10,020	6,512
Accounts payable and accrued liabilities	33,323	(36,470)

Deferred income	(43,292)	138;864
Net cash used by operating activities	(86,453)	68,732

Cash flows from investing activities:
Acquisition of patents	(3,840)	(17,040)
Investment in MIT China joint venture	-	-
Tooling and machinery	-	(48,671)
Net cash used by investing activities	(3,840)	(65,711)

Cash flows from financing activities:
Bank line	(101,660)	23,345
Bank loans	(30,707)	50,330
Proceeds from issuance of stock, net	-	63,340
Increase in amounts due to related parties	-	(152,722)
Issuance of notes payable	-	-
Repayment on notes payable	-	-
Net cash provided from financing activities	(132,367)	(15,707)

Effect of exchange rates	2,651	1,797

Increase (decrease) in cash	(220,009)	(10,889)
Cash, beginning of period	303,497	10,889
Cash, end of period	$83,488	$-
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,852	$35,024
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Net loss	$(298,389)	$(259,920)
Other comprehensive income (loss)
Foreign currency translation adjustment	(6,584)	(12,039)

Net comprehensive income (loss)	$(292,255)	$(247,881)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2012	83,804,627	$7,979	$12,867,386	$(13,172,164)

Shares issued for debts	-	-	-	-
Shares issued for services	-	-	-	-
Shares issued for additional capital	-	-	-	-

Net loss for the period ended March 31, 2013	-	-	-	(298,389)
Balance – March 31, 2013	83,894,627	7,979	12,867,386	(13,470,553)

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended March 31, 2013 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2013. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Inventories

Inventories at March 31, 2013 and September 30, 2012 consist of the following:

	March 31, 2013	September 30, 2012
Raw materials	$228,004	$242,528
Work in process	74,450	63,255
Finished goods	19,806	10,657
Total	$322,260	$316,440

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three months ended March 31, 2013 and 2012 was $58,464 and $59,370, respectively

Note 4 – Intangible Assets

As of March 31, 2013 the Company has net patents on certain technologies aggregating $40,355. Amortization expense for the years ended March 31, 2013 and 2012 were $6,930 and $4,902, respectively. During the six months ended March 31, 2013, the Company capitalized patent costs on its needle-free injector of $3,840.  Following is a detail of patents at March 31, 2013.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$69,297	$28,942	$40,355	7.5 through 15

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2012, the Company’s recorded investment in the MIT China was $146,343. During the six months ended March 31, 2013, the Company recorded an equity loss from its investment in MIT China of $134,490.

Note 6 – Bank Line

The Company has an equipment line of credit up to a maximum of $350,000. The line is secured by account receivables, inventories, equipment and all other assets of the Company. At March 31, 2013, the Company had no amounts outstanding under the agreement.

Note 7 – Related Party Transactions

There are not related party balances at March 31, 2013 and September 30, 2012:

Notes to Financial Statements

(Unaudited)

Note 8 – Stockholders' Equity (Deficit)

Issuance of Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the quarter ended March 31, 2013, there was no common stock issuance.

For the quarter ended March 31, 2012, the Company issued an aggregate of 4,534,000 shares of its common stock for services valued at $45,340, which represents the fair value of the services provided.

Preferred Stock

As of March 31, 2013, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval

Outstanding Options

As of March 31, 2013 and 2012, there are no options outstanding to purchase shares of the Company’s common stock.

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

Note 9 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 that calls for a monthly rent of $4,300. Rent expense for the year ended March 31, 2013 was approximately $26,000.

Notes to Financial Statements

(Unaudited)

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

March 31, 2014	51,600
March 31, 2015	38,700

$90,300

Note 10– Deferred Income

Deferred income consists of the following at March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Deposits from customers and distributors	$270,114	$313,406
Non-refundable Distribution Rights Deposit	1,072,500	1,072,500
Total	$1,342,614	$1,385,906

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

Note 11 –Notes Payable

Long-term debt consists of the following at March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Note payable to a bank, bearing interest at prime plus 3%, repayment of the loan in sixty (60) equal and consecutive installments of 2,413.12 starting January 20, 2012, secured by equipment, due January 20, 2016.	$104,821	$123,197
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	64,450	76,782
Long-term debt	$169,271	$199,979

Future scheduled principal payments under note agreements are as follows:

Year ended

March31, 2014	51,442
March 31, 2015	51,442
March 31, 2016	51,442
March 31, 2016	14,945
$169,271

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

Business Development

Expanding the product line:

Medical International Technology Inc. (“MIT or the “Company”) has been expanding financial resources in R&D in the last 5 years. MIT already has 5 products for the human market and 9 products for the animal market. The Company will soon be unveiling two new additions to its human product line and one for its animal line.

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

Results of Operations

Results of Operations for the three months ended March 31, 2013 and 2012

For the three-month period ended March 31, 2013 the Company experienced a net loss from operations of $(16,683) which was primarily due to selling, general and administrative expenses of $203,879 and sales of $290,152. Gross profits for the period were $220,562.

For the three-month period ended March 31, 2012 the Company experienced a net loss from operations of $(20,560) which was primarily due to selling, general and administrative expenses of $273,026 and sales of $352,649. Gross profits for the period were $293,586.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the six-month period ending March 31, 2013 were $403,773 compared to sales of $427,489 for the same period last year. Gross profits for the period ending March 31, 2013 represented 70% of sales, where gross profits for the same period last year represented 76% of sales.

Results of Operations for the six months ended  March 31, 2013  and 2012

For the six-month period ended March 31, 2013 the Company experienced a net loss from operations of $155,496 which was primarily due to selling, general and administrative expenses of $437,758. Gross profits for the period were $282,262.

For the six-month period ended March 31, 2012 the Company experienced a net loss from operations of $120,872 which was primarily due to selling, general and administrative expenses of $448,862. Gross profits for the period were $327,992.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the six-month period ending March 31, 2013 were $403,773 compared to sales of $427,489 for the same period last year. Gross profits for the period ending March 31, 2013 represented 70% of sales, where gross profits for the same period last year represented 76% of sales.

Liquidity and Capital Resources

For the six-month period ending March 31, 2013, the Company’s cash position, including access to cash through a revolving line of credit, decreased to $83,488. Net cash used in operating activities was $86,453. Cash used by financing activities was $132,362 which was primarily a result of bank line of $101,660.  Cash used by investing activities was $3,840, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash increased cash balances by $2,651.

For the six-month period ending March 31, 2012, the Company’s cash position decreased to $0. Net cash used in operating activities was $68,732. Primarily as a result of the Company’s net loss offset by accounts payables $27,314, deferred income of $138,864 and inventories of $23,553. Cash used by financing activities was $15,708 which was primarily as a result of decreases in amounts due to related parties of $152,723.  Cash used by investing activities was $65,711, which was a result of acquisitions of new patent rights and tooling and machinery. The effect of exchange rates on cash increased cash balances by $1,797.

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

Medical International Technology, Inc.

Date: May 15, 2013	By:	/s/ Karim Menassa
Karim Menassa
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)