Form 10-Q
period 2013-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2013-08-14
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013
 Or
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

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

June 30, 2013

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEET

	June 30, 2013	September 30, 2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$7,891	$303,497
Accounts receivable	36,987	56,067
Inventories	306,947	316,440
Prepaid expenses	8,826	20,203

Total Current Assets	360,651	696,207

Long Term Investment
Investment in MIT China Joint Venture	2,278	146,343

Property and Equipment
Tooling and machinery	667,930	713,779
Furniture and office equipment	136,303	144,775
Leasehold improvements	27,871	29,785
	832,104	888,339

Less accumulated depreciation	(657,973)	(612,592)
Total property and equipment, net	174,131	275,747
Other Assets
Patents (net of accumulated amortization of $10,149 and $13,516)	36,249	44,857
Total assets	$573,309	$1,163,154

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	June 30, 2013	September 30, 2012
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities

Bank line	$9,513	$101,660
Deferred income	1,276,427	1,385,906
Accounts payable and accrued expenses	166,073	160,174

Current portion of long term debts	51,442	51,442
	1,503,455	1,699,182
Long-Term Debts	101,310	148,536

Total Liabilities	1,604,765	1,847,718

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized; No issued and outstanding shares	-	-

Common stock, $.0001 par value; 100,000,000 shares authorized; 83,804,627 shares and 79,090,627 issued and outstanding, respectively	7,979	7,979

Additional paid-in capital	12,867,476	12,867,476
Deficit	(13,505,949)	(13,172,164)
Other comprehensive income (loss)	(399,962)	(387,855)

Total Stockholders' Equity (Deficit)	(1,030,456)	(684,564)

Total Liabilities and Stockholders' Equity (Deficit)	$573,309	$1,163,154

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended June 30,		Nine-Months Period Ended June 30,
	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)
Sales	$238,158	$401,157	$528,310	$828,644
Cost of sales	(97,307)	(95,989)	(166,897)	(195,486)
Gross profit (loss)	140,851	305,168	361,413	633,158

Selling, general, and administrative expenses	(336,492)	(215,403)	(540,372)	(664,266)
	(336,492)	(215,403)	(540,372)	(664,266)

Loss from operations	(195,641)	89,765	(178,959)	(31,108)

Other Income (Expense) Equity earnings (loss) on MIT China Joint Venture	(90,445)	(80,166)	(144,065)	(184,773)
Interest income/loss	539	240	760	824
Interest expense	(5,997)	(4,065)	(11,521)	(39,089)
	(95,903)	(83,991)	(154,826)	(223,038)

Net Loss	$(291,544)	$5,774	$(333,785)	$(254,146)

Basic (loss) per share	$(0.003)	$(0.0001)	$(0.004)	$(0.003)

Basic weighted average shares outstanding	83,804,627	83,804,627	83,804,627	83,804,627

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(333,785)	$(254,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity loss from MIT China Joint Venture	144,065	184,733
Depreciation and amortization expense	94,880	94,517

Common stock issued for services	-	-
Related party payables settle by common stock	-	-
Capitalization of related party debts

Changes in:
Accounts receivable	19,080	(3,340)

Inventories	9,493	46,082
Prepaid expenses	11,377	11,380
Accounts payable and accrued liabilities	5,900	61,700

Deferred income	(109,479)	518
Net cash used by operating activities	(158,469)	141,484

Cash flows from investing activities:
Acquisition of patents	(5,251)	(16,692)
Investment in MIT China joint venture	-	-
Tooling and machinery	-	(47,718)
Net cash used by investing activities	(5,251)	(64,410)

Cash flows from financing activities:
Bank line	(92,147)	(30,765)
Bank loans	(48,226)	27,953
Proceeds from issuance of stock, net	-	63,340
Increase in amounts due to related parties	-	(152,723)
Issuance of notes payable	-	-
Repayment on notes payable	-	-
Net cash provided from financing activities	(132,367)	(92,195)

Effect of exchange rates	8,487	4,232

Increase (decrease) in cash	(295,606)	(10,889)
Cash, beginning of period	303,497	10,889
Cash, end of period	$7,981	$-
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,762	$39,089
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Net loss	$(333,785)	$(254,146)
Other comprehensive income (loss)
Foreign currency translation adjustment	(12,106)	(16,742)

Net comprehensive income (loss)	$(345,891)	$(270,888)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2012	83,804,627	$7,979	$12,867,386	$(13,172,164)

Shares issued for debts	-	-	-	-
Shares issued for services	-	-	-	-
Shares issued for additional capital	-	-	-	-

Net loss for the period ended June 30, 2013	-	-	-	(333,785)
Balance – June 30, 2013	83,894,627	7,979	12,867,386	(13,505,949)

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended June 30, 2013 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2013. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Inventories

Inventories at June 30, 2013 and September 30, 2012 consist of the following:

	June 30, 2013	September 30, 2012
Raw materials	$211,833	$242,528
Work in process	83,367	63,255
Finished goods	11,747	10,657
Total	$306,947	$316,440

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the nine months ended June 30, 2013 and 2012 was $84,730 and $59,370, respectively

Note 4 – Intangible Assets

As of June 30, 2013 the Company has net patents on certain technologies aggregating $36,249. Amortization expense for the years ended June 30, 2013 and 2012 were $10,149 and $16,096, respectively. During the nine months ended June 30, 2013, the Company capitalized patent costs on its needle-free injector of $4,424.  Following is a detail of patents at June 30, 2013.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$67,666	$31,417	$36,249	7.5 through 15

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2012, the Company’s recorded investment in the MIT China was $146,343. During the nine months ended June 30, 2013, the Company recorded an equity loss from its investment in MIT China of $144,065.

Note 6 – Bank Line

The Company has an equipment line of credit up to a maximum of $350,000. The line is secured by account receivables, inventories, equipment and all other assets of the Company. At June 30, 2013, the Company had  $9,513 outstanding under the agreement.

Note 7 – Related Party Transactions

There are not related party balances at June 30, 2013 and September 30, 2012:

Notes to Financial Statements

(Unaudited)

Note 8 – Stockholders' Equity (Deficit)

Issuance of Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the quarter ended June 30, 2013, there was no common stock issuance.

Preferred Stock

As of June 30, 2013, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of June 30, 2013 and 2012, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

There are no outstanding warrants

Note 9 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 that calls for a monthly rent of $4,300. Rent expense for the year ended June 30, 2013 was approximately $37,800.

Notes to Financial Statements

(Unaudited)

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

June 30, 2014	51,600
Dec 31, 2014	25,200

$76,800

Note 10– Deferred Income

Deferred income consists of the following at June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Deposits from customers and distributors	$203,927	$313,406
Non-refundable Distribution Rights Deposit	1,072,500	1,072,500
Total	$1,276,427	$1,385,906

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

Note 11 –Notes Payable

Long-term debt consists of the following at June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Note payable to a bank, bearing interest at prime plus 3%, repayment of the loan in sixty (60) equal and consecutive installments of 2,413.12 starting January 20, 2012, secured by equipment, due January 20, 2016.	$94,272	$123,197
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	57,480	76,782
Long-term debt	$151,752	$199,979

Future scheduled principal payments under note agreements are as follows:

Year ended

June 30, 2014	51,442
June 30, 2015	51,442
June 30, 2016	48,868

$151,752

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

The work in progress at MIT China for the construction of its 40,000 sq. ft. building is expected to be completed and certified by the Chinese SFDA by March  2014. We will start planning and purchasing much of the equipment and tools necessary for the assembly and production of some of our Agro-Jet and Med-Jet products. The production facility should be able to supply a large number of injectors and disposables to the Chinese market.

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

During 2013, we plan to open a few more CDC vaccination clinics and sell to the dermatology departments in hospitals to better promote our products in China.

We recently received our first important order of 2012, for $196,360 of our new Med-Jet model H-4.

During the first and second quarters of 2013, we have received few more orders valued at approximately $220,000 from our existing models and disposable nozzles.

Part of these orders has been delivered and been sold to important hospitals across China and mostly in the dermatology departments.

Our objective is to ensure that our injectors become an indispensable and environmentally friendly product for doctors, dentists, veterinarians and home users around the world.

We will continue providing a safe and effective means to help prevent the spread of deadly diseases to both humans and animals through the use of the Med-Jet® and Agro-Jet® needle-free injection system.

Results of Operations

Results of Operations for the three months ended June 30, 2013 and 2012

For the three-month period ended June 30, 2013 the Company experienced a loss net from operations of $(195,641) which was primarily due to selling, general and administrative expenses of $(336,492) and sales of $238,158. Gross profits for the period were $140,851.

For the three-month period ended June 30, 2012 the Company experienced a gain net from operations of $ 89,765 which was primarily due to selling, general and administrative expenses of $(215,403) and sales of $401,157. Gross profits for the period were $305,168.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the nine-month period ending June 30, 2013 were $528,310 compared to sales of $828,644 for the same period last year. Gross profits for the period ending June 30, 2013 represented 68% of sales, where gross profits for the same period last year represented 76% of sales.

Results of Operations for the nine months ended June 30, 2013 and 2012

For the nine-month period ended June 30, 2013 the Company experienced a net loss from operations of $(178,958) which was primarily due to selling, general and administrative expenses of $(540,372). Gross profits for the period were $361,413.

For the nine-month period ended June 30, 2012, the Company experienced a net loss from operations of $(31,108), which was primarily due to selling, general and administrative expenses of $(664,266). Gross profits for the period were $633,158.

Liquidity and Capital Resources

For the nine-month period ending June 30, 2013, the Company’s cash position, including access to cash through a revolving line of credit, decreased $295,606. Net cash used in operating activities was $158,469. Cash used by financing activities was $132,367 which was primarily a result of bank line of $92,147.  Cash used by investing activities was $5,251, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash increased cash balances by $8,487.

For the nine-month period ending June 30, 2012, the Company’s cash position, including access to cash through a revolving line of credit, decreased $10,889. Net cash used in operating activities was $141,484. Cash used by financing activities was $92,195 which was primarily a result of decreases in amounts due to related parties of $152,723.  Cash used by investing activities was $64,410, which was a result of acquisitions of new patent rights and tooling and machinery. The effect of exchange rates on cash increased cash balances by $4,232.

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

Product Development

Per our previous fillings for FDA approval for our needle-free injector, the MED-JET is designed specifically for mass human inoculations. The MED-JET is capable of delivering many types of medications such as vaccines, insulin and other types of injectables. Its low-pressure technology offers an advantage to alternative high pressure systems that can cause blowbacks and expose medical workers and patients alike to microscopic traces of blood.

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

During the last quarter of 2011 we signed with an outside consultant to help MIT with the FDA approval process and to expedite the approval.  This work is proceeding and few more tests must be done in order to file complete documentations to FDA, we have completed all the tests and we have already filled the application, we should now expect a communication from FDA within the next three month.

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

Medical International Technology, Inc.

Date: August 14, 2013	By:	/s/ Karim Menassa
Karim Menassa
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)