Form 10-K
period 2013-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2013-12-30
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2013 is approximately $2,095,115 (based on its reported last sale price by the OTC Bulletin Board).

The number of shares outstanding of the registrant’s common stock as of December 28, 2013 was 83,804,627

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

Work in progress at MIT China for the construction of its 40,000 sq. ft. building, the first stage (the offices) has been completed, and our first move of all our employees to Taishou was conducted in the beginning of August 2012. The other part of the construction is scheduled to be completed in the first quarter of 2013/2014 fiscal year, our managements and engineers are working hard to plan the purchasing of the equipment and tools necessary for the assembly and production of some of our Agro-Jet and Med-Jet products. The production facility should be able to supply a large number of injectors and disposables to the Chinese market.

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

In 2012 we have supplied to CDC (Centre of Disease Control) vaccination clinic in China with one Med-Jet model MIT H-III, and requested an MIT China nurse to be present at the clinic at all times for training, supervision of the proper usage and procedures of our Med-Jet for vaccination., the results were very good and we have expected more uses of our Med-Jet H-III from many of the CDC clinics and hospitals across China in fiscal year 2013 which didn’t happen so far, because of the price index that is taking long to receive, we expect to have the price index issue resolved for 2014.

In 2012 we were proceeding positively with our SFDA for our new Med-Jet model H-4, and in 2013 we added the new product called DART that uses similar anti-contaminant single use disposable cartridge and we expect our certification in the second quarter of 2013/2014 fiscal year.

Our Model Med-Jet H-4 will target all vaccination clinics, hospitals, all CDC Centers and many other departments that have needs for any biologic injections.

Also as per the Model Med-Jet H-4, the Model Med-Jet DART, was developed mainly for intra-dermal vaccination and more specifically for the Polio vaccination in collaboration with a major Chinese pharmaceutical company, the animal protocol trials took place in China during 2013 and it is now completed, we are expecting the final results and report during the second quarter of 2013/2014. If the results will be positive and in favor of MIT Canada, we will then be invited to participate in the second and final trial that will implicate human vaccine trials and will be expected to take place in China and towards the end of year 2014, thereafter we should expect a major supply agreement to be concluded with the same Chinese Pharmaceutical Company and hopefully many others.

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

MIT products pipeline is already defined for 2013/2014; the realization of these new products design will be achieved by new finance to MIT and or a partnership with Medical and Pharmaceutical Companies.

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

We have received full certification for our Quality Management System granted under the International Organization for Standardization's ISO: 9001:2000. This includes Certification for the “Canadian Medical Device Conformity Assessment System” (CMDCAS), for devices to be licensed by Health Canada. The company plans to aggressively market the MED-JET for human use for mass-inoculation. The company feels that Canada and other world markets can benefit greatly from the MED-JET. By using the MED-JET, health officials have an alternative delivery method that is safer and faster than the traditional needle. These certifications allow us to market the Med-Jet Needle-Free injector for human use in all countries other than the United States, at this point. The Med-Jet injector will be re submitted for FDA approval, which, if accepted, will allow us to sell the Med-Jet in the United States, making it a truly worldwide system.  The approval process for the U.S. FDA is expensive and may take an extended period of time. We will target for 2013 and 2014 the actual MED-JET products to receive approval from the FDA.

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

During the last quarter of 2011 we signed with an outside consultant to help MIT with the FDA approval process and to expedite the approval.  This work is proceeding and few more tests must be done in order to file complete documentations to FDA, and we are expecting to complete these tests within the forth quarter of 2014.

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

Item 2. Properties

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014.  The lease calls for a monthly rent of $4,283. Rent expense for the years ended September 30, 2013 and 2012 was approximately $51,395 and $50,449, respectively.

Item 3. Legal Proceedings

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

	High	Low
Fiscal Year 2012
First quarter ended December 31, 2011	$.10	$.06
Second quarter ended March 31, 2012	$.23	$.09
Third quarter ended June 30, 2012	$.17	$.09
Fourth quarter ended September 30, 2012	$.12	$.07

Fiscal Year 2013
First quarter ended December 31, 2012	$.10	$.03
Second quarter ended March 31, 2013	$.10	$03
Third quarter ended June 30, 2013	$.10	$.03
Fourth quarter ended September 30, 2013	$.10	$.03

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

Work in progress at MIT China for the construction of its 40,000 sq. ft. building, the first stage (the offices) has been completed, and our first move of all our employees to Taishou was conducted in the beginning of August 2012. The other part of the construction is scheduled to be completed in the first quarter of 2013/2014 fiscal year, our managements and engineers are working hard to plan the purchasing of the equipment and tools necessary for the assembly and production of some of our Agro-Jet and Med-Jet products. The production facility should be able to supply a large number of injectors and disposables to the Chinese market.

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

In 2012 we have supplied to CDC (Centre of Disease Control) vaccination clinic in China with one Med-Jet model MIT H-III, and requested an MIT China nurse to be present at the clinic at all times for training, supervision of the proper usage and procedures of our Med-Jet for vaccination., the results were very good and we have expected more uses of our Med-Jet H-III from many of the CDC clinics and hospitals across China in fiscal year 2013 which didn’t happen so far, because of the price index that is taking long to receive, we expect to have the price index issue resolved for 2014.

In 2012 we were proceeding positively with our SFDA for our new Med-Jet model H-4, and in 2013 we added the new product called DART that uses similar anti-contaminant single use disposable cartridge and we expect our certification in the second quarter of 2013/2014 fiscal year.

Our Model Med-Jet H-4 will target all vaccination clinics, hospitals, all CDC Centers and many other departments that have needs for any biologic injections.

Also as per the Model Med-Jet H-4, the Model Med-Jet DART, was developed mainly for intra-dermal vaccination and more specifically for the Polio vaccination in collaboration with a major Chinese pharmaceutical company, the animal protocol trials took place in China during 2013 and it is now completed, we are expecting the final results and report during the second quarter of 2013/2014. If the results will be positive and in favor of MIT Canada, we will then be invited to participate in the second and final trial that will implicate human vaccine trials and will be expected to take place in China and towards the end of year 2014, thereafter we should expect a major supply agreement to be concluded with the same Chinese Pharmaceutical Company and hopefully many others.

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

 Results of Operations

Comparison for the year ended September 30, 2013 to the year ended September 30, 2012

The following table presents the statement of operations for the year ended September 30, 2013 was compared to the comparable period of the year ended September 30, 2012. The discussion following the table is based on these results.

	Years Ended September 30,
	2013	2012

Revenues	$846,782	$996,433
Cost of sales	214,021	259,069
Gross profit	632,761	737,365

Operating expenses

Selling, general and administrative expenses	563,563	710,025
Total operating expenses	563,563	710,025
Operating income (loss)	69,198	27,340

Other:

Equity earnings (loss) on MIT China Joint Venture Other income	(146,343)	(95,714)

Non-refundable Distribution Rights Deposit,(no further company obligation And repayment needed).	1,072,500	-
Interest expense	(12,903)	(41,619)
Total other income (expense)	913,254	(137,333)

Income (loss) before provision for income taxes	982,452	(109,993)

Net income (loss)	$982,452	$(109,993)

Revenues
The Company’s consolidated revenues decreased by $149,651 or 17 % to $846,783 during the fiscal year ending September 30, 2013. This slight reduction of revenues was primarily due to the market situation in general.

Cost of Sales
The cost of sales decreased slightly by $45,048 in 2013. This slight decrease was directly related to our reduced sales in 2013.

Gross Profit
The gross profit decreased by 14% for the year ending September 30, 2013, This decrease is due primarily to the marketing and selling initiatives in the selected niche markets that have secured our monthly sales.

Operating Expenses
We have managed to reduce our cost in our operations in general including; selling, general and administrative expenses and the results was a decrease by $146,462 to $563,563 during the fiscal year ended September 30, 2013.

Liquidity and Capital Resources

During the fiscal year ending September 30, 2013 the Company’s cash position decreased by $302,477. Net cash used by operating activities was $160,519, resulting primarily from changes in working capital accounts as well as the charge-off of the distribution rights agreement.  Net cash used by financing activities was $95,390, resulting primarily from repayment of bank loans of $56,930 and the bank line of 38,460.  Net cash used by investing activities was $86,207 resulting primarily from the acquisition of Tooling and machinery of $ 37,920 and acquisition of patents of $48,287..  The effect of exchange rates on cash during fiscal 2013 resulted in an increase in cash value of $39,639.

During the fiscal year ending September 30, 2012 the Company’s cash position increased by $290,608. Net cash provided by operating activities was $370,660, resulting primarily from deferred income and accounts payable.  Net cash provided by financing activities was $3,841, resulting primarily from the issuance of stock in private placements netting cash proceeds of $63,340,  bank line proceeds of 70,493 and decrease in amounts due to related parties of 152,723.  Net cash used by investing activities was $84,537 resulting primarily from the acquisition of Tooling and machinery of 49,434 and acquisition of patents of 35,103.  The effect of exchange rates on cash during fiscal 2012 resulted in an increase in cash value of $2,644.

The Company has reported accumulated operation losses since inception of $12,189,399, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

During the year ended September 30, 2013, no common stock was issued.

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

New Accounting Pronouncements

The Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

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

Medical International Technology, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Medical International Technology, Inc.

We have audited the accompanying consolidated balance sheets of Medical International Technology, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2013 and 2012 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PS STEPHENSON & CO., P.C.

Wharton, Texas
December 20, 2013

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$1,020	$303,497
Accounts receivable	66,209	56,067
Inventories	293,693	316,440

Prepaid expenses	33,730	20,203
Total current assets	394,652	696,207
Property and Equipment
Tooling and machinery	720,594	713,779
Furniture and office equipment	144,312	144,775
Leasehold improvements	28,487	29,785
Total property and equipment	893,393	888,339
Less accumulated depreciation	(707,496)	(612,592)
Total property and equipment, net	185,897	275,747

Patents (net of accumulated amortization of $13,832 and $13,516)	33,592	44,857
Investment in MIT China Joint Venture	-	146,343
Total assets	$614,141	$1,163,154

Liabilities and Stockholder's Equity (Deficit)

Current liabilities
Bank line	$63,200	$101,660
Deferred income	-	1,385,906
Accounts payable and accrued expenses	121,944	160,174

Current portion of long term debts	51,442	23,736
Total current liabilities	236,586	1,671,476
Long-Term Debts	91,606	176,242
Total liabilities	328,192	1,847,718

Stockholder's Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
No issued and outstanding shares.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
83,804,627 and 83,804,627 issued and outstanding, respectively	7,979	7,979
Additional paid-in capital	12,867,476	12,867,476
Accumulated deficit	(12,189,399)	(13,172,164)
Other comprehensive income (loss)	(400,107)	(387,855)
Total Stockholder's Equity (Deficit)	285,949	(684,564)

Total Liabilities and Stockholder's Equity (Deficit)	$614,141	$1,163,154

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2013	2012

Revenues	$846,782	$996,434
Cost of sales	214,021	259,069
Gross profit	632,761	737,365

Operating expenses
Selling, general and administrative expenses	563,260	710,025
Total operating expenses	563,250	710,025

Operating income (loss)	69,511	27,340

Other income (loss)
Equity earnings (loss) on MIT China Joint Venture	(146,343)	(95,714)

Non-refundable Distribution Rights Deposit	1,072,500	-

Interest expense	(12,904)	(41,619)
Total other income (expense)	913,253	(137,733)

Income (loss) before provision for income taxes	982,764	(109,993)

Provision for (benefit from) income taxes	-	-

Net Income ( loss)	$982,764	$(109,993)

Net Income ( loss) per common share	$0.01	$(0.00)
Weighted average common shares outstanding - basic and diluted	83,804,627	83,804,627

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended September 30,
	2013	2012

Net income (loss)	$982,765	$(109,993)
Other comprehensive income (loss)
Foreign currency translation adjustment	12,252	5,474
Comprehensive income (loss)	$995,017	$(104,519)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance - September 30, 2011	79,090,627	$7,909	$12,804,206	$(13,062,171)

Common shares issued for services	4,534,000	50	45,290
Common shares issued for additional capital	180,000	20	17,890
Net loss for the year ended September 30, 2012				(109,993)

Balance - September 30, 2012	83,804,627	$7,979	$12,867,386	$(13,172,164)

Net income for the year ended September 30, 2013				982,765

Balance - September 30, 2013	83,804,627	$7,979	$12,867,386	$(12,189,399)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$982,765	$(109,993)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity loss from MIT China Joint Venture	146,343	95,714
Depreciation and amortization expense	135,431	134,119
Changes in:
Accounts receivable	(10,142)	(7,718)
Inventories	22,748	6,467
Prepaid expenses	(13,527)	(1,382)
Accounts payable and accrued liabilities	(38,229)	(49,136)
Non-refundable Distribution Rights Deposit	(1,385,906)	302,589
Net cash used by operating activities	(160,519)	370,660

Cash flows from investing activities:
Acquisition of patents	(48,287)	(35,103)
Investment in MIT China joint venture	0	-
Tooling and machinery	(37,920)	(49,434)
Net cash used by investing activities	(86,207)	(84,537)

Cash flows from financing activities:
Bank line	(38,460)	70,493
Bank loans	(56,930)	22,731
Proceeds from issuance of stock, net	-	63,340
Decrease in amounts due to related parties	-	(152,723)
Net cash provided from financing activities	(95,390)	3,841

Effect of exchange rates	39,639	2,644

Increase (decrease) in cash	(302,477)	292,608)
Cash, beginning of period	303,497	10,889
Cash, end of period	$1,020	$303,497
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,336	$41,619
Cash paid for federal income taxes	$-	$-

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

Going Concern:

Excluding other income from the distribution rights agreement termination (Note 11), the Company has incurred net losses aggregating $199,729 during the two years ended September 30, 2013.  In addition, the Company has accumulated losses of $12,189,399 since inception and a stockholder’s equity of $285,949 at September 30, 2013. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Property and Equipment
The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the year ended September 30, 2013 and 2012 were $121,599 and $120,602, respectively.

Long-Lived Assets
FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment of Disposal of Long-Lived Assets” (ASC 360-10-40), previously referred to as Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2013, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

Patents
Patents on our technologies are being amortized over their remaining lives ranging from 6.5 years through 18 years.

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

Revenue Recognition
The Company recognizes revenue when the related product is shipped to the respective customer provided that: title and risk of loss have passed to the customer; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.  Expenses are recognized in the period incurred.

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

Net Income (loss) per Common Share
Basic earnings per share (“EPS”) are computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants. For the years ended September 30, 2013 and 2012, there were no dilutive effects of such securities as the Company either had no potentially dilutive shares outstanding or had incurred a net loss in the period.  At September 30, 2013, and 2012 the Company had no outstanding warrants or options to purchase common shares.

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

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2008 and later remain subject to examination by the IRS and respective states.

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

New Accounting Pronouncements
The Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

Note 3 –   Inventories

Inventories at September 30, 2013 and 2012 consist of the following:

	2013	2012
Raw materials	$216,053	$242,528
Work in process	66,858	63,255
Finished goods	10,782	10,657
Total	$293,693	$316,440

Note 4 –   Patents

As of September 30, 2013 the Company has net patents on certain technologies aggregating $33,592. Amortization expense for the years ended September 30, 2013 and 2012 was $13,832 and $613,517, respectively. During the year ended September 30, 2013, the Company capitalized patent costs on its needle-free injector of $4,521.  Following is a detail of patents at September 30, 2013.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$69,160	$35,568	$33,592	6.5 through 18

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2013, the Company’s recorded investment in the MIT China was $0. During the year ended September 30, 2013, the Company recorded an equity loss from its investment in MIT China of $146,343.

During the year ended September 30, 2013, the Company had sales of products to the joint venture of $296,350.

Note 6 –  Bank Line

The Company, through a hypothec agreement, has a line of credit up to a maximum of $100,000. The line is secured Investissement Quebec (a Quebec government entity) and by Karim Menassa (personally) and by account receivables, inventories, equipment and all other assets of the Company. At September 30, 2013 and 2012, the Company had $63,200 and $101,660 outstanding under the agreement.

Note 7 –  Related Party Transactions

As of September 30, 2013 and 2012, the Company had no amounts due to related parties.

Note 8 –  Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry-forwards, accrued expenses and basis differences in fixed assets.

The Company’s effective tax rate differs from the Federal statutory rates due to the valuation allowance recorded for the unused net operating loss carry-forwards deferred tax asset. The company has operating losses aggregating approximately $12.2 million, which can be used to reduce future taxable income. Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset needed to be reserved given recent losses. The total valuation allowance at September 30, 2013 and 2012 was $12.2million and $12.8million, respectively.

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

Year Ended September 30, 2013

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the year ended September 30, 2013, there were no common stock issuances.

Year Ended September 30, 2012

The Company issued 180,000 shares of its common stock for debt reductions of $18,910. The shares were valued at the closing price of the Company’s stock on the date of issuance, or settlement, which represented fair value.

The Company issued an aggregate of 4,534,000 shares of its common stock for services rendered of $45,340, which was based on the closing price at the date of issuance and represents the fair value of the services provided.

Preferred Stock

As of September 30, 2013, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of September 30, 2013 and 2012, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

As of September 30, 2013and 2012, there are no outstanding warrants to purchase shares of the Company’s common stock.

Note 10 –  Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014.  The lease calls for a monthly rent of $4,283. Rent expense for the years ended September 30, 2013 and 2012 was approximately $51,395 and $50,449, respectively.

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

September 30, 2014	50,017
Thereafter	12,504
$62,524

Note 11–  Deferred Income

Deferred income consists of the following at September 30, 2013 and 2012:

	2013	2012
Deposits from customers and distributors	$-	$313,406
Non-refundable Distribution Rights Deposit	-	1,072,500
Total unearned income	$-	$1,385,906

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

During the fourth quarter of fiscal 2013, the Company successfully defended itself from litigation related to this agreement.  Upon closure of the litigation, it was determined the Company had no further obligations under the original agreement, nor did the Company has any obligation to repay any portion of the original deposit.  Accordingly, the Company recognized the outstanding deferred income amount of $1,072,500 as a one-time charge to other income on the accompanying statement of operations.

Note 12 –  Notes Payable

Long-term debt consists of the following at September 30, 2013 and September 30, 2012:

	September 30, 2013	September 30, 2012
Note payable to a bank, bearing interest at prime plus 3%, secured by equipment, due June 21, 2016.	$89,194	$123,197
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	53,854	76,782
Total long-term debt	143,048	199,979
Current portion of long-term debt	(51,442)	(23,736)

Long-term debt, net of current portion	$91,606	$176,243

Future scheduled principal payments under note agreements are as follows:

Year ended

September 30, 2016	51,442
September 30, 2017	40,164
$91,606

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2013, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fourth quarter of the fiscal year ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our directors and executive officers are as follows:

Name and Address	Age	Position(s)
Karim Menassa	62	President, Chief Executive Officer, Chief Financial Officer, interim Secretary, Director.
		Principal Financial Officer, Principal Accounting Officer and Director

Mr. Karim Menassa, 62, serves as the President, Chief Executive Officer, Chief Financial Officer, and interim Secretary of the Company since June 27, 2002. Mr. Menassa also serves as a member of the Board of Directors of the Company. Mr. Menassa has developed many state-of-the-art, efficient and reliable devices, and has marketed various medical devices in more than 60 countries. Mr. Menassa obtained a degree in Precision Mechanics Design from the Instituto Salesiano Don Bosco in Cairo, Egypt.

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

The Board of Directors held no meetings during the year ended September 30, 2013, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

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

Item 11. Executive Compensation

Compensation Summary

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2013 and 2012. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Karim Menassa, CEO, President, CFO. Interim Secretary and Chairman of the Board	2013	$0	0	0	0	0	0	0	$0
	2012	$0	0	0	0	0	0	0	$0

As of September 30, 2013, the Company had no group life; health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Compensation of Directors

We do not pay members of our Board of Directors any fees for attendance or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Employment Agreements

No formal employment agreements exist with any officer or employee.

Long-Term Incentive Plan

The Company has a 2013 stock incentive plan under which directors are authorized to grant incentive stock options, to a maximum of five million (5,000,000) of the issued and outstanding shares, to directors, employees and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase shares.  There are no shares issued or outstanding under the plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of September 30, 2013 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name and Address	Amount and Nature of	Percent of
Of Beneficial Holder	Beneficial Ownership	Common Stock (1)

Karim Menassa (2)	34,135,692	40.73%
President, CEO, CFO, Director
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E7

The Estate of Michel Bayouk	4,522,560	5.39%
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Sun Yi	4,928,576	5.88%
13 Building 6 Renmin University
#175 Haidian Road, Haidian Dist.A
Beijing, China

Les Consultants Rainville Tossounian & Associes Inc.	5,192,000	6.19%
1585 ST LOUIS, ST LAZARE QUEBEC, J7T-1Z1, Canada
Officers and Directors as a Group	34,135,692	40.73%

(1) Based on 83,804,627 shares issued and outstanding as of December 28, 2013.

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

As at September 30, 2013, there are no related party transactions.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2013 and 2012 were: $20,000 and $20,500 respectively.

Audit Related Fees

There were no fees for audit related services for the years ended September 30, 2013 and 2012.

Tax Fees

The Company did not incur any fees for the fiscal years ended September 30, 2013 and 2012 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2013 and 2012.

Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2013. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Medical International Technology, Inc.

Date: December 30, 2013	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer, Principal Financial Officer, interim Secretary, Director (Duly Authorized Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 28th day of December, 2013 by the following persons on behalf of the registrant in the capacities indicated:

/s/ Karim Menassa	President and Principal Executive Officer, Principal Financial Officer, interim Secretary, Director
Karim Menassa