Form 10-Q
period 2013-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2014-02-14
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check is a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of December 31, 2013 was 83,804,627.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

December 31, 2013

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEET

	December 31, 2013	September 30, 2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$6,987	$1,020
Accounts receivable	3,205	66,209
Inventories	285,409	293,693
Prepaid expenses	9,708	33,730

Total Current Assets	305,309	394,652

Long Term Investment
Investment in MIT China Joint Venture	-	-

Property and Equipment
Tooling and machinery	690,213	720,594
Furniture and office equipment	139,995	144,312
Leasehold improvements	28,802	28,487
	859,010	893,393

Less accumulated depreciation	(615,265)	(707,496)
Total property and equipment, net	243,745	185,897
Other Assets
Patents (net of accumulated amortization of $25,303 and $13,832)	41,234	33,592
Total assets	$590,288	$614,141

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	December 31, 2013	September 30, 2013
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities

Bank line	$75,216	$63,200
Deferred income	404	-
Accounts payable and accrued expenses	90,175	121,944
Amounts due to related parties	20,000
Current portion of long term debts	51,442	51,442
	237,237	236,586
Long-Term Debts	75,228	91,606

Total Liabilities	312,465	328,192

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized; No issued and outstanding shares	-	-

Common stock, $.0001 par value; 100,000,000 shares authorized; 83,804,627 shares and 79,090,627 issued and outstanding, respectively	7,979	7,979

Additional paid-in capital	12,867,476	12,867,476
Deficit	(12,285,202)	(12,189,399)
Other comprehensive income (loss)	(312,430)	(400,107)

Total Stockholders' Equity (Deficit)	277,823	285,949

Total Liabilities and Stockholders' Equity (Deficit)	$590,288	$614,141

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended December 31,
	2013 (Unaudited)	2012 (Unaudited)
Sales	$25,101	$113,621
Cost of sales	(20,153)	(51,921)
Gross profit (loss)	4,948	61,700

Operating expenses
Selling, general, and administrative expenses	(98,112)	(233,879)
Total operating expenses	(98,112)	(233,879)

Other Income (Expense)
Equity earnings (loss) on MIT China Joint Venture	-	(80,870)
Interest	324	227
Interest expense	(2,963)	(3,328)
Other income (expense), net	(2,639)	(83,971)

Net Loss	$(95,803)	$(256,150)

Net loss per common share	$(0.001)	$(0.003)

Weighted average common shares outstanding - basic and diluted	83,804,627	83,804,627

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(95,803)	$(256,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity loss from MIT China Joint Venture	-	80,871
Depreciation and amortization expense	26,225	33,201

Common stock issued for services	-	-
Related party payables settle by common stock	20,000	-
Capitalization of related party debts

Changes in:
Accounts receivable	63,004	42,196

Inventories	8,284	(25,137)
Prepaid expenses	24,022	10,223
Accounts payable and accrued liabilities	(31,769)	(12,408)

Deferred income	404	19,757
Net cash used by operating activities	14,367	(107,446)

Cash flows from investing activities:
Acquisition of patents	(1,185)	(1,015)
Investment in MIT China joint venture	-	-
Tooling and machinery	-	-
Net cash used by investing activities	(1,185)	(1,015)

Cash flows from financing activities:
Bank line	12,016	(101,660
Bank loans	(16,379)	(14,722)
Proceeds from issuance of stock, net	-	-
Increase in amounts due to related parties	-	-
Issuance of notes payable	-	-
Repayment on notes payable	-	-
Net cash provided from financing activities	(4,364)	(116,382

Effect of exchange rates	(2,851)	745

Increase (decrease) in cash	5,967	(224,098
Cash, beginning of period	1,020	303,497
Cash, end of period	$6,987	$79,399
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,963	$3,328
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Net loss	$(95,803)	$(256,150)
Other comprehensive income (loss)
Foreign currency translation adjustment	87,677	(2,883)

Net comprehensive income (loss)	$(8,126)	$(259,033)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2013	83,804,627	$7,979	$12,867,386	$(12,189,399)

Shares issued for debts	-	-	-	-
Shares issued for services	-	-	-	-
Shares issued for additional capital	-	-	-	-

Net loss for the period ended December 31, 2013	-	-	-	(95,803)
Balance – December 31, 2013	83,894,627	7,979	12,867,386	(12,285,202)

The accompanying notes are an integral part of these consolidated financial statements

Notes to Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Medical International Technology, Inc. (“MIT” or the “Company”) and its subsidiary (collectively referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended December 31, 2013 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Inventories

Inventories at December 31, 2013 and September 30, 2013 consist of the following:

	December 31, 2013	September 30, 2013
Raw materials	$208,028	$216,053
Work in process	66,955	66,858
Finished goods	10,426	10,782
Total	$285,409	$293,693

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three months ended December 31, 2013 and 2012 was $22,898 and $17,488, respectively

Note 4 – Intangible Assets

As of December 31, 2013 the Company has net patents on certain technologies aggregating $41,234. Amortization expense for the three months ended December 31, 2013 and 2012 were $3,327 and $2,254, respectively. During the three months ended December 31, 2013, the Company capitalized patent costs on its needle-free injector of $1,185.  Following is a detail of patents at December 31, 2013.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$66,537	$25,303	$41,234	7.5 through 15

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2013, the Company’s was no record an investment in the MIT China. During the three months ended December 31, 2013, the Company was no record an equity loss from its investment in MIT China.

Note 6 – Bank Line

The Company, through a hypothec agreement, has a line of credit up to a maximum of $100,000. The line is secured Investissement Quebec (a Quebec government entity) and by Karim Menassa (personally) and by account receivables, inventories, equipment and all other assets of the Company. At December 31, 2013 and September 30, 2013, the Company had $75,200 and $63,200 outstanding under the agreement.

Note 7 – Related Party Transactions

Related party balances consist of the following at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Payable to 9211-0766 Quebec Inc	20,000	-

	$20,000	$-

The Company has borrowed from shareholders and corporations owned by shareholders. These loans are bearing interest at 8%, and are due during fiscal 2014.

Notes to Financial Statements

(Unaudited)

Note 8 – Stockholders' Equity (Deficit)

Issuance of Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the quarter ended December 31, 2013, there was no common stock issuance.

Preferred Stock

As of December 31, 2013, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of December 31, 2013 and 2012, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

There are no outstanding warrants

Note 9 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 that calls for a monthly rent of $4,025. Rent expense for the three month ended December 31, 2013 was approximately $12,100.

Notes to Financial Statements

(Unaudited)

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

Dec 31, 2014	48,400

$48,400

Note 10– Deferred Income

Deferred income consists of the following at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Deposits from customers and distributors	$404	$-
Total	$404	$-

Note 11 –Notes Payable

Long-term debt consists of the following at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Note payable to a bank, bearing interest at prime plus 3%, secured by equipment, due June 21, 2016.	$79,327	$89,194
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	47,343	53,854
Total long-term debt	126,670	143,048
Current portion of long-term debt	(51,442)	(51,442)

Long-term debt, net of current portion	$75,228	$91,606

Future scheduled principal payments under note agreements are as follows:

Year ended

December 31, 2014	51,442
December 31, 2015	51,442
December 31, 2016	23,786

$126,670

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

Results of Operations

Results of Operations for the three months ended December 31, 2013 and 2012

For the three-month period ended December 31, 2013 the Company experienced a loss net from operations of $95,803 which was primarily due to selling, general and administrative expenses of $98,112 and sales of $25,101. Gross profits for the period were $4,948.

For the three-month period ended December 31, 2012 the Company experienced a net loss from operations of $172,179, which was primarily due to selling, general and administrative expenses of $233,879. Gross profits for the period were $61,700.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the three-month period ending December 31, 2013 were $25,101 compared to sales of $113,621 for the same period last year. Gross profits for the period ending December 31, 2013 represented 20% of sales, where gross profits for the same period last year represented 54% of sales.

Liquidity and Capital Resources

For the three-month period ending December 31, 2013, the Company’s cash position, including access to cash through a revolving line of credit, decreased to $6,987. Net cash used in operating activities was $14,367. Cash used by financing activities was $4,364 which was primarily a result of bank loans of $16,379.  Cash used by investing activities was $1,185, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash decreased cash balances by $2,851.

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

Medical International Technology, Inc.

Date: February 11, 2014	By:	/s/ KarimMenassa
KarimMenassa
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)