Form 10-Q
period 2014-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2014-05-15
CIK 1112372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of May 15, 2014 was 83,804,627.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

March 31, 2014

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEET

	March 31, 2014	September 30, 2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$26,076	$1,020
Accounts receivable	153	66,209
Inventories	276,941	293,693
Prepaid expenses	9,215	33,730

Total Current Assets	312,385	394,652

Long Term Investment
Investment in MIT China Joint Venture	-	-

Property and Equipment
Tooling and machinery	664,079	720,594
Furniture and office equipment	134,694	144,312
Leasehold improvements	27,711	28,487
	826,484	893,393

Less accumulated depreciation	(604,371)	(707,496)
Total property and equipment, net	222,113	185,897
Other Assets
Patents (net of accumulated amortization of $25,303 and $13,832)	64,526	33,592
Total assets	$599,024	$614,141

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	March 31, 2014	September 30, 2013
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities

Bank line	$72,368	$63,200
Accounts payable and accrued expenses	115,881	121,944
Amounts due to related parties	20,000	-
Current portion of long term debts	51,442	51,442

	259,691	236,586
Long-Term Debts	59,217	91,606

Total Liabilities	318,908	328,192

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized; No issued and outstanding shares	-	-

Common stock, $.0001 par value; 100,000,000 shares authorized; 83,804,627 shares and 79,090,627 issued and outstanding, respectively	7,979	7,979

Additional paid-in capital	12,867,476	12,867,476
Deficit	(12,270,202)	(12,189,399)
Other comprehensive income (loss)	(325,137)	(400,107)

Total Stockholders' Equity (Deficit)	280,116	285,949

Total Liabilities and Stockholders' Equity (Deficit)	$599,024	$614,141

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months PeriodEnded March 31,		Six-Months Period Ended March 31,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)

Sales	$121,743	$290,152	$146,844	$403,773
Cost of sales	(30,497)	(69,590)	(50,650)	(121,511)
Gross profit (loss)	91,246	220,562	96,194	282,262

Selling, general, and administrative expenses	(74,165)	(203,879)	(172,277)	(437,758)
	(74,165)	(203,879)	(172,277)	(437,758)

Profit (loss) from operations	17,081	16,683	(76,083)	(155,496)

Other Income (Expense) Equity earnings (loss) on MIT China Joint Venture	-	(53,620)	-	(134,490)
Interest income/loss	625	221	949	449
Interest expense	(2,706)	(5,524)	(5,669)	(8,852)
	(2,081)	(58,923)	(4,720)	(143,791)

Net profit (loss)	$15,000	$(42,240)	$(80,803)	$(298,389)

Basic profit (loss) per share	$0.0001	$(0.001)	$(0.001)	$(0.004)

Basic weighted average shares outstanding	83,804,627	83,804,627	83,804,627	83,804,627

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(80,803)	$(298,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity loss from MIT China Joint Venture	-	134,490
Depreciation and amortization expense	43,952	65,394

Common stock issued for services	-	-
Related party payables settle by common stock	20,000	-
Capitalization of related party debts

Changes in:
Accounts receivable	66,056	17,822

Inventories	16,752	(5,821)
Prepaid expenses	24,514	10,020
Accounts payable and accrued liabilities	(6,064)	33,323

Deferred income	-	(43,292)
Net cash used by operating activities	84,407	(86,453)

Cash flows from investing activities:
Acquisition of patents	(5,641)	(3,840)
Investment in MIT China joint venture	-	-
Tooling and machinery	-	-
Net cash used by investing activities	(5,641)	(3,840)

Cash flows from financing activities:
Bank line	9,168	(101,660
Bank loans	(32,389)	(30,707)
Proceeds from issuance of stock, net	-	-
Increase in amounts due to related parties	-	-
Issuance of notes payable	-	-
Repayment on notes payable	-	-
Net cash provided from financing activities	(23,221)	(132,367)

Effect of exchange rates	(30,489)	2,651

Increase (decrease) in cash	25,056	(220,009)
Cash, beginning of period	1,020	303,497
Cash, end of period	$26,076	$83,488
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,669	$8,852
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013
Net loss	$(80,803)	$(298,389)
Other comprehensive income (loss)
Foreign currency translation adjustment	74,970	(6,584)

Net comprehensive income (loss)	$(5,833)	$(292,255)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2013	83,804,627	$7,979	$12,867,386	$(12,189,399)

Shares issued for debts	-	-	-	-
Shares issued for services	-	-	-	-
Shares issued for additional capital	-	-	-	-

Net loss for the six month ended March 31, 2014	-	-	-	(80,803)
Balance – March 31, 2014	83,894,627	7,979	12,867,386	(12,270,202)

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2014 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Inventories

Inventories at March 31, 2014 and September 30, 2013 consist of the following:

	March 31, 2014	September 30, 2013
Raw materials	$203,512	$216,053
Work in process	63,398	66,858
Finished goods	10,031	10,782
Total	$276,941	$293,693

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the six months ended March 31, 2014 and 2013 was $34,433 and $58,464, respectively

Note 4 – Intangible Assets

As of March 31, 2014 the Company has net patents on certain technologies aggregating $64,526. Amortization expense for the six months ended March 31, 2014 and 2013 was $9,519 and $6,930, respectively. During the six months ended March 31, 2014, the Company capitalized patent costs on its needle-free injector of $32,311.  Following is a detail of patents at March 31, 2014.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$95,189	$30,663	$64,526	7.5 through 15

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2013, the Company’s hadno recorded  investment remaining in the MIT China.

Note 6 – Bank Line

The Company, through a hypothec agreement, has a line of credit up to a maximum of $100,000. The line is secured by Investissement Quebec (a Quebec government entity),by Karim Menassa (personally) and by account receivables, inventories, equipment and all other assets of the Company. At March 31, 2014 and September 30, 2013, the Company had $72,300 and $63,200 outstanding under the agreement.

Note 7 – Related Party Transactions

Related party balances consist of the following at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Payable to 9211-0766 Quebec Inc	20,000	-

	$20,000	$-

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

For the three and six months ended March 31, 2014, there were no common stock issuance.

Preferred Stock

As of March 31, 2014, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of March 31, 2014 and 2013, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

There are no outstanding warrants

Note 9 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 that calls for a monthly rent of $4, 250. Rent expense for the six months ended March 31, 2014 was approximately 24,200.

Notes to Financial Statements

(Unaudited)

Note 10 –Notes Payable

Long-term debt consists of the following at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Note payable to a bank, bearing interest at prime plus 3%, secured by equipment, due June 21, 2016.	$69,664	$89,194
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	40,995	53,854
Total long-term debt	110,659	143,048
Current portion of long-term debt	(51,442)	(51,442)

Long-term debt, net of current portion	$59,217	$91,606

Notes to Financial Statements

(Unaudited)

Future scheduled principal payments under note agreements are as follows:

Year ended

March 31, 2015	51,442
March 31, 2016	7,775
$59,217

Note 11 – Contingencies

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

Results of Operations

Results of Operations for the three months ended March 31, 2014 and 2013

For the three-month period ended March 31, 2014 the Company experienced a net income from operations of $17,081 which was primarily due to selling, general and administrative expenses of $74,165 and sales of $121,743. Gross profits for the period were $91,246.

For the three-month period ended March 31, 2013 the Company experienced a net loss from operations of $(16,683) which was primarily due to selling, general and administrative expenses of $203,879 and sales of $290,152. Gross profits for the period were $220,562.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the three-month period ending March 31, 2014 were $121,743 compared to sales of $290,152 for the same period last year. Gross profits for the period ending March 31, 2014 represented 75% of sales, where gross profits for the same period last year represented 76% of sales.

Results of Operations for the six months ended  March 31, 2014  and 2013

For the six-month period ended March 31, 2014 the Company experienced a net loss from operations of $76,083 which was primarily due to selling, general and administrative expenses of $172,277. Gross profits for the period were $96,194.

For the six-month period ended March 31, 2013 the Company experienced a net loss from operations of $155,496 which was primarily due to selling, general and administrative expenses of $437,758. Gross profits for the period were $282,262.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the six-month period ending March 31, 2014 were $146,844 compared to sales of $403,773 for the same period last year. Gross profits for the period ending March 31, 2014 represented 66% of sales, where gross profits for the same period last year represented 70% of sales.

Liquidity and Capital Resources

For the six-month period ending March 31, 2014, the Company’s cash position, including access to cash through a revolving line of credit, decreased to $26,076. Net cash used in operating activities was $84,407. Cash used by financing activities was $23,221 which was primarily a result of bank loans of $32,389.  Cash used by investing activities was $5,641, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash decreased cash balances by $30,489.

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

Medical International Technology, Inc.

Date: May 15, 2014	By:	/s/ KarimMenassa
KarimMenassa
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)