Form 10-Q/A
period 2014-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2014-05-22
CIK 1112372

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

 EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as originally filed with the Securities and Exchange Commission on May 15, 2014 (the “Original Form 10-Q”) to remove certain language contained in the China Joint Venture discussion under Projected Sales and Market Breakdown of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Original Form 10-Q. The information that was removed referred to prior periods and is no longer timely or appropriate. We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

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

Medical International Technology, Inc.

Date: May 22, 2014	By:	/s/ KarimMenassa
KarimMenassa
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)