Form 10-Q
period 2014-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2014-08-14
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock as of August 13, 2014 was 83,804,627.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

June 30, 2014

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEET

	June 30, 2014	September 30, 2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1, 765	$1,020
Accounts receivable	13,717	66,209
Inventories	290,142	293,693
Prepaid expenses	5,672	33,730

Total Current Assets	311,296	394,652

Long Term Investment
Investment in MIT China Joint Venture	-	-

Property and Equipment
Tooling and machinery	688,011	720,594
Furniture and office equipment	139,548	144,312
Leasehold improvements	28,710	28,487
	856,269	893,393

Less accumulated depreciation	(639,001)	(707,496)
Total property and equipment, net	217,268	185,897
Other Assets
Patents (net of accumulated amortization of $48,523 and $25,303)	63,073	33,592
Total assets	$591,637	$614,141

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET

	June 30, 2014	September 30, 2013
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities

Bank line	$74,976	$63,200
Deferred income	7,991	-
Accounts payable and accrued expenses	129,475	121,944
Amounts due to related parties	20,000	-
Current portion of long term debts	51,442	51,442
	283,884	236,586
Long-Term Debts	51,586	91,606

Total Liabilities	335,470	328,192

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized; No issued and outstanding shares	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 83,804,627 shares and 83,804,627 issued and outstanding, respectively	7,979	7,979
Additional paid-in capital	12,867,476	12,867,476
Deficit	(12,305,627)	(12,189,399)
Other comprehensive income (loss)	(313,661)	(400,107)

Total Stockholders' Equity (Deficit)	256,167	285,949
Total Liabilities and Stockholders' Equity (Deficit)	$591,637	$614,141

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Months Period Ended June 30,		Nine-Months Period Ended June 30,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
Sales	$152,436	$238,158	$299,280	$528,310
Cost of sales	(35,913)	(97,307)	(86,563)	(166,897)
Gross profit (loss)	116,523	140,851	212,717	361,413

Selling, general, and administrative expenses	(147,963)	(336,492)	(320,240)	(540,371)
	(147,963)	(336,492)	(320,240)	(540,371)

Loss from operations	(31,440)	(195,641)	(107,523)	(178,958)

Other Income (Expense) Equity earnings (loss) on MIT China Joint Venture	-	(90,445)	-	(144,065)
Interest income/loss	297	539	1,246	760
Interest expense	(4,282)	(5,997)	(9,951)	(11,521)
	(3,985)	(95,903)	(8,705)	(154,826)

Net Loss	$(35,425)	$(291,544)	$(116,228)	$(333,784)

Basic (loss) per share	$(0.0004)	$(0.003)	$(0.001)	$(0.004)

Basic weighted average shares outstanding	83,804,627	83,804,627	83,804,627	83,804,627

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(116,228)	$(333,785)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity loss from MIT China Joint Venture	—	144,065
Depreciation and amortization expense	63,519	94,880

Related party payables settle by common stock	20,000	—
Capitalization of related party debts

Changes in:
Accounts receivable	52,492	19,080
Inventories	3,551	9,493
Prepaid expenses	28,057	11,377
Accounts payable and accrued liabilities	7,530	5,900
Deferred income	7,991	(109,479)
Net cash provided (used) by operating activities	66,912	(158,469)

Cash flows from investing activities:
Acquisition of patents	(6,369)	(5,251)

Net cash used by investing activities	(6,369)	(5,251)

Cash flows from financing activities:
Bank line	11,776	(92,147)
Bank loans	(40,020)	(48,226)

Net cash used by financing activities	(28,224)	(132,367)

Effect of exchange rates	(31,554)	8,487

Increase (decrease) in cash	745	(295,606)
Cash, beginning of period	1,020	303,497
Cash, end of period	$1,765	$7,981
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,952	$10,762
Cash paid for federal income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Net loss	$(116,228)	$(333,784)
Other comprehensive income (loss)
Foreign currency translation adjustment	86,446	(12,107)

Net comprehensive loss	$(29,782)	$(345,891)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid in
	Shares	Amount	Capital	Deficit

Balance – September 30, 2013	83,804,627	$7,979	$12,867,386	$(12,189,399)

Shares issued for debts	-	-	-	-
Shares issued for services	-	-	-	-
Shares issued for additional capital	-	-	-	-
Net loss for the nine month ended June 30, 2014	-	-	-	(116,228)
Balance – June 30, 2014	83,894,627	7,979	12,867,386	(12,305,627)

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2014 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 – Inventories

Inventories at June 30, 2014 and September 30, 2013 consist of the following:

	June 30, 2014	September 30, 2013
Raw materials	$213,455	$216,053
Work in process	66,294	66,858
Finished goods	10,393	10,782
Total	$290,142	$293,693

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the nine months ended June 30, 2014 and 2013 was $48,523 and $84,730, respectively

Note 4 – Intangible Assets

As of June 30, 2014 the Company has net patents on certain technologies aggregating $63,073. Amortization expense for the nine months ended June 30, 2014 and 2013 was $14,996 and $10,149, respectively. During the nine months ended June 30, 2014, the Company capitalized patent costs on its needle-free injector of $34,831.  Following is a detail of patents at June 30, 2014.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$99,976	$36,903	$63,073	7.5 through 15

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of June 30, 2014 and September 30, 2013, the Company’s had no recorded investment remaining in the MIT China.

Note 6 – Bank Line

The Company, through a hypothec agreement, has a line of credit up to a maximum of $100,000. The line is secured by Investissement Quebec (a Quebec government entity), by Karim Menassa (personally) and by account receivables, inventories, equipment and all other assets of the Company. At June 30, 2014 and September 30, 2013, the Company had $74,980 and $63,200 outstanding under the agreement.

Note 7 – Related Party Transactions

Related party balances consist of the following at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Payable to 9211-0766 Quebec Inc	20,000	-

	$20,000	$-

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

For the three and nine months ended June 30, 2014, there were no common stock issuances.

Preferred Stock

As of June 30, 2014, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options and Warrants

As of June 30, 2014 and September 30, 2013, there are no options or warrants outstanding to purchase shares of the Company’s common stock.

Note 9 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 that calls for a monthly rent of $4, 250. Rent expense for the nine months ended June 30, 2014 was approximately 36,000.

Notes to Financial Statements

(Unaudited)

Note 10 –Notes Payable

Long-term debt consists of the following at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Note payable to a bank, bearing interest at prime plus 3%, secured by equipment, due June 21, 2016.	$65,274	$89,194
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	37,754	53,854
Total long-term debt	103,028	143,048
Current portion of long-term debt	(51,442)	(51,442)

Long-term debt, net of current portion	$51,586	$91,606

Notes to Financial Statements

(Unaudited)

Future scheduled principal payments under note agreements are as follows:

Year ended

June 30, 2015	51,442
June 30, 2016	144
$51,586

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

Results of Operations

Results of Operations for the three months ended June 30, 2014 and 2013

For the three-month period ended June 30, 2014 the Company experienced a net loss from operations of ($35,425) which was primarily due to selling, general and administrative expenses of $147,963 and sales of $152,436. Gross profits for the period were $116,523.

For the three-month period ended June 30, 2013 the Company experienced a net loss from operations of $ (195,641) which was primarily due to selling, general and administrative expenses of $336,492 and sales of $238,158. Gross profits for the period were $140,851.

The reduced net loss between the comparable quarters was due to higher sales prices of our systems better control on the operational and administration expenses, as the Company continues to push its products into the market along with reduced research and development costs. Sales for the three-month period ending June 30, 2014 were $152,436 compared to sales of $238,158 for the same period last year. Gross profits for the period ending June 30, 2014 represented 76% of sales, where gross profits for the same period last year represented 59% of sales.

Results of Operations for the nine months ended June 30, 2014 and 2013

For the nine-month period ended June 30, 2014 the Company experienced a net loss of ($116,228) which was primarily due to selling, general and administrative expenses of $320,240. Gross profits for the period were $212,712.

For the nine-month period ended June 30, 2013 the Company experienced a net loss from operations of ($178,958) which was primarily due to selling, general and administrative expenses of $437,758. Gross profits for the period were $282,262.

The reduced net loss between the comparable quarters was due to higher sales prices of our systems better control on the operational and administration expenses, as the Company continues to push its products into the market along with reduced research and development costs. Sales for the nine-month period ending March 31, 2014 were $299,280 compared to sales of $528,310 for the same period last year. Gross profits for the period ending June 30, 2014 represented 71% of sales, where gross profits for the same period last year represented 53% of sales.

Liquidity and Capital Resources

For the nine-month period ending June 30, 2014, the Company’s cash position, including access to cash through a revolving line of credit, increased by $745. Net cash used in operating activities was $66,912. Cash used by financing activities was $28,224 which was primarily a result of bank loans of $40,020.  Cash used by investing activities was $6,369, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash decreased cash balances by $31,554.

For the nine-month period ending June 30, 2013, the Company’s cash position, including access to cash through a revolving line of credit, decreased to $295,606. Net cash used in operating activities was $86,453. Cash used by financing activities was $140,373 which was primarily a result of bank line of $92,147.  Cash used by investing activities was $5,251, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash increased cash balances by $8,487.

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

Medical International Technology, Inc.

Date: August 13, 2014	By:	/s/ Karim Menassa
Karim Menassa
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

