Form 10-K
period 2014-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2015-11-18
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2014

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

Montreal, Quebec, Canada HR4 2E7

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2014 is approximately $2,095,115 (based on its reported last sale price by the OTC Bulletin Board).

The number of shares outstanding of the registrant’s common stock as of November 16, 2015 is 84,304,627

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

To Our Shareholders

The future of our Corporation has always been our key priority and at the core of our considerations from the start of the Corporation. From quarter to quarter we reassess our positioning in our different markets with each of our distributors and agents we have nationally and internationally, thereafter we take the decisions we deemed the most accurate for the Corporation to gradually improve its results and achieve growth within the medium term. The technological advances we have achieved over the past years in our Needle-Free jet injector market segment firmly places us as the most advanced devices on the market combining speed, regulated pressure, dosage/volume adjustability and accuracy to produce the most efficient method of drug delivery.

From the start of our business and to facilitate its rapid market penetration MIT is developing strategic alliances with distributors and agents per Country that have established a successful distribution network in each of the niche market where MIT products can be sold. MIT has developed, during the past several years, distribution networks in a few countries. MIT selects its distributors with the goal of building long-term relationships to ensure the success of MIT’s Needle-Free Injectors.

In our last year end financials (2013) we explained the benefits and the disadvantages of such a business model working with distributors. “The disadvantages are when the distributor for different reasons being political, economical or personnel could not perform as expected resulting in loss of sales and profits.”

During the year 2014 we have been in disadvantaged situation as some of our distributors did not perform as per our expectations, mainly because of their economic situations, resulting in decreases in our consolidated revenues of $425,487 or 50 % in comparison to fiscal year 2013 of $846,782.

Our Russian Distributor, who after making their first order which was paid for and shipped, had to put a hold on all scheduled sales after the Ukraine war started. As a result no product has been sold to our Russian distributor.

Other economic and private situations happened in other countries, South Korea and Mexico, to name few. Our Chinese partners had many delays in obtaining different certifications and price index in the province in which they had applied, resulting in loss of sales and orders to MIT Canada. This situation persisted during the entire year and impacted both revenue and cash flow throughout the year. At the same time, we have continued to focus on carefully managing our fixed operating expenses, making our 2014 year sales very difficult and stressful.

We continue to believe that our marketing policy and strategy this year and in the future is to continue the search for distributors in different markets with the following criteria in place to become an MIT distributor:

●	Financial stability.
●	Strong management.
●	Strong marketing and sales team.
●	Understanding MIT technologies and have a medical team.
●	A strong technical support team.

We continue to believe the importance of providing adequate support to our distributors as we expand our network in order to increases sales. The Company could not establish an internal marketing representative to provide support for its distributors for financial reasons; the management and the operation director has regularly assisted our network of distributors in their marketing activities by training the distributor’s sales representatives via video-conferences, providing support for after-sales service, making regular visits, be present at certain important national and international exhibitions or presentations to potential buyers. In addition, MIT’s main priority has and always will be its customer satisfaction.

MIT’s marketing and sales strategies in the medium and long term are the following:

●	Conduct more trials with renowned doctors to respond to new needs in the medical community.
●	Hire and train qualified marketing representatives with international experiences.
●	Searching for new dynamic and experience distributors worldwide.

New products for 2015:

MIT will introduce in the second and third quarter of 2015 two new products:

1.	MED-JET MIT H-4 will target all vaccination clinics, hospitals, and many other departments that have needs for single use disposable cartridge biologic injections.
2.	MINI-JET for day old chick vaccination in hatcheries.

●	The first new product MED-JET MIT H-4 will be used in different market for human vaccination and other medications in different countries including Africa, Asia and the Middle East.
●	The second new product MINI-JET will be introduced in different market for day old chick’s vaccination in different countries including USA, Canada, Europe, Africa, Asia and the Middle East.

These two new products should help the Company increase its sales with our existing distributors and new potential agent and distributors in different countries that are in negotiation for a potential agreement.

Publications issued in 2013:

●	Selection of Safe Parameters for Jet Injection of Botulinum Toxin in Palmar Hyperhidrosis Aesthetic Surgery Journal February 2013 33: 295-297,http://www.sagepublications.com/
●	THE ART OF INJECTING RE-INVENTED: THE FUTURE OF DRUG DELIVERY IS HERE NOW, Copyright © 2013 Frederick Furness Publishing Ltd, www.ondrugdelivery.com

Publications issued in 2014:

●	Treatment of Nail Psoriasis with Intralesional Triamcinolone Acetonide Using a Needle-Free Jet Injector: A Prospective Trial by Melissa Nantel-Battista, Vincent Richer, Isabelle Marcil, and AntranikBenohanian Canadian Dermatology Association | Journal of Cutaneous Medicine and Surgery, Vol 18, No 1 (January/February), 2014: pp 38–42

From the Department of Dermatology.St.Luc Hospital. Centre Hospitalier de l’Universite´ de Montreal (CHUM), Montreal, QC. Address reprint requests to: Melissa Nantel-Battista, MD, FRCPC. Department of Dermatology, St. Luc Hospital, CHUM, 264 Rene-Levesque, Est., Montreal, QC H2X 1P1; e-mail: melissa.nantel-battista@umontreal.ca

DOI 10.2310/7750.2013.13078

PART I

Item 1. Business

Medical International Technology, Inc. (“MIT” or the “Company”) was incorporated in the State of Colorado on July 19, 1999. Our wholly-owned subsidiary, Medical International Technologies (MIT Canada). Inc., a Canadian company, was acquired in June 2002 and is based in Montreal. We specialize in production, marketing and the sale of needle-free jet injector products designed for humans and animals applications, for single and mass injections. Needle-free jet injector technology and products provide advantages over traditional needle injection techniques and products, including; efficiency, handling security, biological waste elimination, and patient stress reduction.

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

General

We were incorporated in the State of Colorado on July 19, 1999.  We had three wholly-owned subsidiaries, Medical International Technologies (MIT Canada). Inc., a Canadian company acquired in June 2002, 3567940 Canada Inc., a Canadian company, acquired in June 2002 and merged with MIT Canada Inc. For the past 2 years 3567940 Canada Inc. had no activities, no assets and no liabilities. In August of 2011 3567940 Canada Inc. was dissolved.  In addition, ScanView, a Canadian company acquired in June 2007, has had no activities for the past several years.

China Joint Venture and other business development activities

On May 6, 2009, we entered into a joint venture agreement (the “Joint Venture Agreement”) with Jiangsu Hualan Biotechnology Ltd. (China) (“Jiangsu Hualan”). Pursuant to the Joint Venture Agreement, the parties established a joint venture company, Jiangsu Hualan MIT Medical Technology (MIT China) Ltd. (“MIT China”), focusing on research, production and sales of medical equipment, import and export of medical equipment and components products, especially Needle-Free Jet Injector products.

The creation of MIT China in June of 2009 can give MIT a unique advantage to expand its production operations and increase its sales and profits in the worldwide needle-free injector market. Furthermore, the MIT China venture could help MIT supply large production volumes in less time, which could attract large medical and pharmaceutical partners.

The introduction of our Agro-Jet needle-free injector for animal application did not progress as well as believed. Our veterinary staff has successfully trained our distributors in various regions, and the distributors didn’t market the product as per our understanding. The Company has re-discussed with our distributors and we now expect that these efforts will result in sales growth in fiscal year 2015.

During the third quarter of fiscal year 2011, MIT China purchased 151,000 sq. ft. of land and began construction of our first building in Taizhou (China Medical City). This first building of 40,000 sq. ft. when finalized will be used for the production of injectors for the Chinese market only.

Work in progress at MIT China for the construction of its 40,000 sq. ft. building, the first stage (the offices) has been completed, and our first move of all our employees to Taizhou was conducted in the beginning of August 2012. The other part of the construction was scheduled to be completed in the first quarter of 2013/2014 fiscal year, even though our managements and engineers where working hard to plan the purchasing of the equipment and tools necessary for the assembly and production of some of our Agro-Jet and Med-Jet products, they were not able to finalize on time. This production facility when finalized should be able to supply a large number of injectors and disposables to the Chinese market; we expect the production facility to be ready by the first quarter of 2016.

On November 2011 and per the discussions with our Chinese general manager, Mr. Ethan Sun, our Joint Venture partner, our plan of sales and expansion into the Chinese market is progressing and MIT China needed more money to expand its operations therefore MIT China agreed to sell and sold 9% of their joint venture for an investment of 18,000,000 RMB (US$3,000,000). This capital investment received has reduced the two original partners Jiangsu Jiabo Investment LTD percentage to 46.41% from 51% and MIT Canada to 44.59% from its 49% and Taizhou Amazon Investment Center, our new partner received 9% ownership in MIT China venture.

In 2012 we have supplied to CDC (Centre of Disease Control) vaccination clinic in China with one Med-Jet model MIT H-III, and requested an MIT China nurse to be present at the clinic at all times for training, supervision of the proper usage and procedures of our Med-Jet for vaccination., the results were very good and we have expected more uses of our Med-Jet H-III from many of the CDC clinics and hospitals across China in fiscal year 2013 which didn’t happen so far, because of the price index that is taking longtime to receive, we expect to have the price index issue resolved for 2016.

In 2012 we were proceeding positively with our Chinese SFDA for our new Med-Jet model H-4, and in 2013 we added the new product called DART that uses similar anti-contaminant single use disposable cartridge and we were expecting our certification in the second quarter of 2013/2014 fiscal year, unfortunately we couldn’t achieve our objective, it is now expected in the Second or third quarter of 2016.

Our Model Med-Jet H-4 will target all vaccination clinics, hospitals, all CDC Centers and many other departments that have needs for single use disposable cartridge biologic injections.

Also as per the Model Med-Jet H-4, the Model Med-Jet DART, was developed mainly for intra-dermal vaccination and more specifically for the Polio vaccination in collaboration with a major Chinese pharmaceutical company, the animal protocol trials took place in China during 2013 and it is now completed, we were expecting the final results and report during the second quarter of 2013/2014. If the results will be positive and in favor of MIT Canada, we will then be invited to participate in the second and final trial that will implicate human vaccine trials and will be expected to take place in China and towards the end of year 2014, thereafter we should expect a major supply agreement to be concluded with the same Chinese Pharmaceutical Company and hopefully many others. Unfortunately we didn’t receive so far the final results from the Animal study; we are still expecting the final report to be issued officially in the Second or third quarter of 2016.

Every year we face with new challenges, in 2014 these challenges were significant and only added to the hurdles we face in trying to achieve and realize positive results with the above business strategies we have outlined. During 2014, there were some significant distribution potential agreements, which did not materialize as expected even though there was strong interest in our products. In addition some of the countries, namely Russia, South Korea and Mexico, to name few, had very bad economical situations in their respective countries, Our Chinese partners had many delays in obtaining different certifications and price index in the province they had applied resulting in loss of sale and orders to MIT Canada, furthermore this situation persisted during the entire year impacted both revenue and cash flow throughout the year, at the same time we have continued to focus on carefully managing our fixed operating expenses

While revenues in 2014 were lower than in 2013, we have taken actions related to both revenue and cash management in an attempt to improve our results. Such actions has included focusing by Mr. Karim Menassa on increasing sales of our devices to our existing and active distributors and agents, giving them full support in their endeavour to sell our products. We are also exploring new options in regards to new possible joint ventures in marketing, sales and training centers in collaboration with distributors and doctors / nurses.

Our 2014 revenues and results of operations same as previous years have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results, including the following:

●	Worldwide economic situation since we are marketing and selling internationally.
●	The length of time to close product sales, especially with new distributors.
●	Customer budget cycles.
●	Certification time line in different markets.
●	Price index especially in China market.
●	New product introductions.
●	New attempt to achieve the US FDA 510K certification taking in consideration the new regulations.
●	Other unforeseen negative situation worldwide.

Needle-Free Injection

All liquid and non-liquid medications are currently delivered using various methods, each of which has both advantages and limitations.

The most commonly used drug delivery techniques include oral ingestion, intravenous, subcutaneous, intradermal, and intramuscular injection, inhalation and transdermal “patch «diffusion. Many drugs are effective only when injected.

Injections using traditional needle-syringes suffer from many shortcomings, including:

●	The risk of needle sticks injuries.
●	The risk of penetrating a patient's vein.
●	The patient’s fear of needles and discomfort.
●	The contaminated needle.
●	Stress from needle syringe injections.
●	Infection from contaminated needles.
●	Biological waste in the environment.
●	Transmit deadly blood-borne pathogens including such viruses as HIV and Hepatitis B.

During the last decade a growing awareness of the danger of blood-borne pathogen transmission, needle safety has become a big concern in hospitals, clinics within the healthcare professionals and their patients. As a result, pressure on the healthcare industry to eliminate the risk of contaminated needle stick injuries has increased, and the U.S. Occupational Safety and Health Administration (“OSHA”) issued regulations, effective in 1992, which require healthcare institutions to treat all blood and other body fluids as infectious. These regulations were changed by Congress with passage of the Needle stick Safety Prevention Act, which was effective in 2001. These regulations require implementing “engineering and work practice controls” to “isolate or remove blood-borne pathogen hazards from the workplace.” Among the required controls are special handling and disposal of contaminated “sharps” in biohazard “sharps” containers, safer medical devices, including needle-free systems, and follow-up testing for victims of needle stick injuries. To date, more than 30 states and the U.S. Occupational Safety and Health Administration have adopted, or have pending, legislation or regulations that require health care providers to utilize systems designed to reduce the risk of needle stick injuries.

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

The costs resulting from needle stick injuries vary widely. Accidental needle sticks involving sterile needles involve relatively little cost. Needle sticks with contaminated needles require investigation and follow-up. These are much more expensive. Investigation typically includes identifying the source of contamination, testing the source for blood-borne pathogens and repeatedly testing the needle stick victim for infection over an extended period. Some healthcare providers are requiring additional measures, including treating all needle stick injuries as contaminated unless proven otherwise. The most important problem that most needle stick victim will have is the stress during all these extended period not knowing what will happen to them day in day out and that sometime could be over a six month period for them and their families and friends waiting for each and every test result until the end of the process and sometime beyond.

Some effort has been done to protect healthcare workers from needle stick injuries, many healthcare facilities worldwide are trying to adopt more expensive alternative technologies, these technologies can help reduce accidental needle sticks, but they can’t eliminate the risk, unless they use needle-free technologies.

Medical International Technology Inc., objective is to ensure that our injectors become an indispensable and environmentally friendly product for doctors, dentists, nurses, veterinarians, farmers and home users around the world.

MIT is pleased to continue providing a safe and effective means to help prevent the spread of deadly diseases to both humans and animals through the use of the Med-Jet®, Agro-Jet® and Avian-Jet needle-free injection systems.

Description of our Products

Focusing on existing salable product line:

Human applications:

●	MED-JET Model MIT-MBX.(Medical and Cosmetic dermatology)
●	MED-JET Model MIT-H-III.(Medical and Cosmetic dermatology and Mass vaccination)
●	MED-JET Model MIT-MESO-JET. (Medical and Cosmetic dermatology)
●	MED-JET Model MIT-H4. (Single and Mass vaccination, uses auto-disabling single shot disposable cartridge to eliminate the possibility of both pre-injection contamination and post-injection cross-contamination

Animal applications:

●	AGRO-JET Model MIT-II (Small farm animal vaccination)
●	AGRO-JET Model MIT-III (Up to 50Kg animal vaccination)
●	AGRO-JET Model MIT-V(Pets clinic use vaccination)
●	AGRO-JET Model MIT-5D(Pets clinic usevaccination, uses auto-disabling single shot disposable cartridge to eliminate the possibility of both pre-injection contamination and post-injection cross-contamination
●	AGRO-JET Model MIT-VI(live stock vaccination)
●	AGRO-JET Model MIT-X(live stock vaccination)
●	AGRO-JET Model MIT-NBM (Small farm animal vaccination)
●	AVIAN-JET(Poultry vaccination)
●	MINI-JET (day old chick vaccination)

Medical International Technology Inc. will focus its Marketing and sales on the salable products line in the Human and Animal applications to their existing Distributors and Agents. The only new product that will be introduced in 2015 will be the MED-JET H4 and the MINI-JET for day old chick vaccination.

MIT’s patented technology has received approval in several countries worldwide. The Company expects that the new products will be no exception.

The Company will do a new attempt in 2016 to achieve the US FDA 510K certification taking in consideration the new regulations.

In the coming two fiscal years 2015 and 2016, MIT intent is to focus primarily on the marketing and sales of its existing products and the two new products namely MED-JET H4 for humans and the MINI-JET for day old chicks.

Market Breakdown

Human applications:

In the next fiscal year 2015, the Company plans to expand its market for cosmetic dermatology, plastic surgery, and general practitioner for single and mass injections.  It will do so through the use of the Med-Jet models MIT MBX, the MESO-JET and MIT-H-III. The Company will also introduce to few specific markets the new MED-JET H4 for single vaccine and other biologic injections.

Animal applications:

In the next fiscal year 2015, the Company plans to Market and sell its existing AGRO-JET line of products and its new MINI-JET for day old chick vaccination.

Patents and Trademarks

We have obtained trademark registration in the United States on the use of AGRO-JET (Reg. No. 2,712,089) and MED-JET (Reg. No. 2,798,613).

We have obtained trademark registration in Canada on the use of AGRO-JET (Reg. No. TMA 624,735) and MED-JET (Reg. No.TMA 624,737), and MESO-JET (Reg. No.TMA 885,180).

We have applied for a PCT Patent application in Europe, China, Taiwan, Japan, USA, and Canada for new patents.

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

We have received full certification for our Quality Management System granted under the International Organization for Standardization's ISO: 9001:2000. This includes Certification for the “Canadian Medical Device Conformity Assessment System” (CMDCAS), for devices to be licensed by Health Canada. The company plans to aggressively market the MED-JET for human use for mass-inoculation. The company feels that Canada and other world markets can benefit greatly from the MED-JET. By using the MED-JET, health officials have an alternative delivery method that is safer and faster than the traditional needle. These certifications allow us to market the Med-Jet Needle-Free injector for human use in all countries other than the United States, at this point. The Med-Jet injector will be re submitted for FDA approval, which, if accepted, will allow us to sell the Med-Jet in the United States, making it a truly worldwide system.  The approval process for the U.S. FDA is expensive and may take an extended period of time. We will target for 2016 the actual MED-JET products to receive approval from the FDA.

In September 2014 we have initiated our Health Canada Certification for our Model Med-Jet H-4 that will target all vaccination clinics, hospitals in many Countries; the Med-Jet H-4 can also be used in many other departments that have needs for biologic single injections.

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

During the last quarter of 2011 we signed with an outside consultant to help MIT with the FDA approval process and to expedite the approval.  This work has been stopped temporarily and will restart during fiscal year 2016/2017.

On December 15, 2005, we received full certification granted under the International Organization for Standardization, as well as the Canadian Medical Device Conformity Assessment System for devices to be licensed by HEALTH CANADA. These certifications allow MIT to currently market the Med-Jet Needle-Free Injector for human use in many countries other than the U.S. The Med-Jet injector has been submitted for FDA approval which, if accepted, will allow MIT to sell the Med-Jet and Meso-Jet in the United States, making it a truly worldwide system.

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

Now that MIT is able to sell its Med-Jet in many countries other than the U.S., it will restart during fiscal year 2016/2017 The first of these will be for use of the Med-Jet for injecting anesthesia in a variety of situations. The second, and most significant in light of the news coming out of Asia concerning the spread of Influenza A (H1N1) to humans, will be the Med-Jet-H III and H-4, for mass vaccination in case of a pandemic, such as Avian Influenza, Polio, Tuberculosis, Malaria, HIV and the new Ebola virus outbreak.

MIT will increasingly promote its Agro-Jet and Avian-Jet needle-free injector designed specifically for poultry vaccination. Having the same benefits as Med-Jet, Agro-Jet and Avian-Jet will become a valuable instrument in the fight against Avian Flu via its ability to mass inoculate animals at over 1000 injections per hour.

Marketing and Competition

The traditional needle-syringe is currently the primary method for administering intradermal, subcutaneous and intramuscular injections.

For the past 30 years, many inventors attempted to develop portable needle-free multiple shots injection for diabetic insulin injections market, during the past 22 years inventors have developed single shot needle-free jet injection devices, in the two cases most of them have developed high pressure injectors without taking in consideration many of the following points:

1.	Pressure power and control
2.	Pressure control for different sites and skin

3.	Control of penetration depth
4.	Control and adjustment of injected volume
5.	User friendly mechanism to adjust pressure and volume
6.	Cost performance for manufacturing and reliability
7.	User friendly cleaning and sterilization
8.	Ergonomic design

During the past 10 to 15 years many needle-free products has been developed and sold mainly for diabetic markets, some of these spring loaded devices are making some inroad into the market place in many countries, these products could help create people awareness towards needle-free technology as another possible non-invasive and less painful environmentally friendly than the standard hypodermic needle/syringe, the fact that other needle-free products come on the market will also increase competition and some of the niche market that MIT is also targeting.

We can also see competition from various versions of new “safety syringe” that have been designed and marketed in different versions to have a certain plastic guard surrounding the needle that can retracted or removed in order to give an injection, the safety guard is designed to reduce or eliminate needle stick injuries while the safety syringe is in use and before the needle has been covered, the safety syringe still poses a big risk of injury to the users. Other type of safety syringes require manipulation after injection and pose a bigger risk of needle stick injury during manipulation.

We believe that our primary competition is the traditional, disposable needle-syringe and the safety syringe. Leading suppliers of needle-syringes and safety syringes include: Becton-Dickinson & Co., Sherwood Medical Co., a subsidiary of Tyco International, and Terumo Corp. of Japan and the new Chinese manufacturer. Usually needle-syringes manufacturers compete primarily on price, which generally ranges from approximately $0.15 to $0.45 per unit, manufacturers of safety syringes compete on price, features and quality, they are generally priced in a range of $0.45 to $1.45 per unit for volume sales.

Employees

Currently, the company has three employees and four consultants. As our operations are expanded additional employees and consultants will be required.

Item 1A. Risk Factors

The following risk factors should be considered in the evaluation of our business. Our business financial condition and results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

●	We need to increase sales.
●	We need to raise Capital in 2015 to continue operations.
●	Sufficient Capital may not be available.
●	If available, may be subject to important conditions.
●	The unavailability of Capital could adversely affect our business and cause us to cease operations.

We continue to monitor our operation and cash flow daily as we have always done, we can also take drastic measures to reduce our expenditure rate. However, if we do not increase our sales, enter into one or more Agent, Distribution agreements increase sales, we may need to do one or more of the following to provide additional resources during 2015:

●       Secure additional debt financing.

●       Secure additional equity financing.

●       Secure a strategic partner.

Our common stock is listed on the Over-the-Counter Bulletin Board, which may impair the price at which our common stock trades, and the liquidity of the market for our common stock and our ability to obtain additional funding. The Over-the-Counter Bulletin Board is an electronic quotation service maintained by the Financial Industry Regulatory Authority. Our stock, like most stock listed on this service, has very limited trading volume. As a consequence, the ability of a stockholder to sell our common stock, the price obtainable for our common stock and our ability to obtain additional funding may be materially impaired.

Item 1B.  Unresolved Staff Comments

We are not required to provide this information as we are a smaller reporting company.

Item 2. Properties

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014.  The company has negotiated an extension for one more year until December 31, 2015 at the same rent amount and conditions of 2014.  The lease calls for a monthly rent of $4,248 (CND) Rent expense for the years ended September 30, 2014 and 2013 was approximately $47,600 and $51,000, respectively.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently listed on the OTCBB under the symbol “MDLH.” As of September 30, 2014, 83,804,627 shares of our common stock were issued and outstanding.

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

	High	Low
Fiscal Year 2013
First quarter ended December 31, 2012	$.10	$.03
Second quarter ended March 31, 2013	$.10	$03
Third quarter ended June 30, 2013	$.10	$.03
Fourth quarter ended September 30, 2013	$.10	$.03

Fiscal Year 2014
First quarter ended December 31, 2013	$.05	$.02
Second quarter ended March 31, 2014	$.17	$.02
Third quarter ended June 30, 2014	$.05	$.02
Fourth quarter ended September 30, 2014	$.03	$.02

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

Overview

Medical International Technology, Inc. (“MIT” or the “Company”) was incorporated in the State of Colorado on July 19, 1999.Our wholly-owned subsidiary, Medical International Technologies (MIT Canada). Inc., a Canadian company was acquired in June 2002 and is based in Montreal. We specialize in production, marketing and the sale of needle-free jet injector products designed for humans and animals applications, for single and mass injections. Needle-free jet injector technology and products provide advantages over traditional needle injection techniques and products, including; efficiency, handling security, biological waste elimination, and patient stress reduction.

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

The Company’s major source of revenues is from sales of its Needle-Free products for Human and Animal application. The Company has maintained operations from these revenues and through equity and debt financing. The company has been dependent on advances from related parties to maintain operations. There are no agreements, assurances or commitments to continue providing these advances. Products are currently produced, assembled and shipped from our facility. Component manufacturing is subcontracted to various suppliers and machine shops.

MIT’slong-term goal is to become one of the leading suppliers of needle-free injection systems to the health industry worldwide. We have been focusing our business development efforts on new and existing companies to distribute our unique needle-free products in human and animal applications in the international market. We have collaborated and are still collaborating with different pharmaceutical corporations in China and other countries that could lead to long-term agreements. We are actively pursuing additional opportunities in the global market. However, finalizing long term agreements is a long process that could take even longer to negotiate given the current difficult global economic conditions.

On May 6, 2009, we entered into a joint venture agreement (the “Joint Venture Agreement”) with Jiangsu Hualan Biotechnology Ltd. (China) (“Jiangsu Hualan”). Pursuant to the Joint Venture Agreement, the parties established a joint venture company, Jiangsu Hualan MIT Medical Technology (MIT China) Ltd. (“MIT China”), focusing on research, production and sales of medical equipment, import and export of medical equipment and components products, especially Needle-Free Jet Injector products.

The creation of MIT China in June of 2009 can give MIT a unique advantage to expand its production operations and increase its sales and profits in the worldwide needle-free injector market. Furthermore, MIT China venture could help MIT supply large production volumes in less time, which could attract large medical and pharmaceutical partners.

The introduction of our Agro-Jet needle-free injector for animal application did not progress as well as believed. Our veterinary staff has successfully trained our distributors in various regions, and the distributors didn’t market the product as per our understanding. The Company has re-discussed with our distributors and we now expect that these efforts will result in sales growth in fiscal year 2015.

During the third quarter of fiscal year 2011, MIT China purchased 151,000 sq. ft. of land and began construction of our first building in Taizhou (China Medical City). This first building of 40,000 sq. ft. when finalized will be used for the production of injectors for the Chinese market only.

Work in progress at MIT China for the construction of its 40,000 sq. ft. building, the first stage (the offices) has been completed, and our first move of all our employees to Taizhou was conducted in the beginning of August 2012. The other part of the construction was scheduled to be completed in the first quarter of 2013/2014 fiscal year, even though our managements and engineers where working hard to plan the purchasing of the equipment and tools necessary for the assembly and production of some of our Agro-Jet and Med-Jet products, they were not able to finalize on time. This production facility when finalized should be able to supply a large number of injectors and disposables to the Chinese market; we expect the production facility to be ready by the first quarter of 2016.

On November 2011 and per the discussions with our Chinese general manager, Mr. Ethan Sun, our Joint Venture partner, our plan of sales and expansion into the Chinese market is progressing and MIT China needed more money to expand its operations therefore MIT China agreed to sell and sold 9% of their joint venture for an investment of 18,000,000 RMB (US$3,000,000). This capital investment received has reduced the two original partners Jiangsu Jiabo Investment LTD percentage to 46.41% from 51% and MIT Canada to 44.59% from its 49% and Taizhou Amazon Investment Center, our new partner received 9% ownership in MIT China venture.

In 2012 we have supplied to CDC (Centre of Disease Control) vaccination clinic in China with one Med-Jet model MIT H-III, and requested an MIT China nurse to be present at the clinic at all times for training, supervision of the proper usage and procedures of our Med-Jet for vaccination., the results were very good and we have expected more uses of our Med-Jet H-III from many of the CDC clinics and hospitals across China in fiscal year 2013 which didn’t happen so far, because of the price index that is taking longtime to receive, we expect to have the price index issue resolved for 2016.

In 2012 we were proceeding positively with our Chinese SFDA for our new Med-Jet model H-4, and in 2013 we added the new product called DART that uses similar anti-contaminant single use disposable cartridge and we were expecting our certification in the second quarter of 2013/2014 fiscal year, unfortunately we couldn’t achieve our objective, it is now expected in the Second or third quarter of 2016.

Our Model Med-Jet H-4 will target all vaccination clinics, hospitals, all CDC Centers and many other departments that have needs for single use disposable cartridge biologic injections.

Also as per the Model Med-Jet H-4, the Model Med-Jet DART, was developed mainly for intra-dermal vaccination and more specifically for the Polio vaccination in collaboration with a major Chinese pharmaceutical company, the animal protocol trials took place in China during 2013 and it is now completed, we were expecting the final results and report during the second quarter of 2013/2014. If the results will be positive and in favor of MIT Canada, we will then be invited to participate in the second and final trial that will implicate human vaccine trials and will be expected to take place in China and towards the end of year 2014, thereafter we should expect a major supply agreement to be concluded with the same Chinese Pharmaceutical Company and hopefully many others. Unfortunately we didn’t receive so far the final results from the Animal study; we are still expecting the final report to be issued officially in the Second or third quarter of 2016.

Every year we face with new challenges, in 2014 these challenges were significant and only added to the hurdles we face in trying to achieve and realize positive results with the above business strategies we have outlined. During 2014, there were some significant distribution potential agreements, which did not materialize as expected even though there was strong interest in our products. In addition some of the Countries, namely Russia, South Korea Mexico to name few had very bad economical situations in their respective Countries, Our Chinese partners had many delays in obtaining different certifications and price index in the province they had applied resulting in loss of sale and orders to MIT Canada, furthermore this situation persisted during the entire year impacted both revenue and cash flow throughout the year, at the same time we have continued to focus on carefully managing our fixed operating expenses

While revenues in 2014 were lower than in 2013, we have taken actions related to both revenue and cash management in an attempt to improve our results. Such actions has included focusing by Mr. Karim Menassa on increasing sales of our devices to our existing and active Distributors and Agents, giving them full support in their endeavour to sell our products. We are also exploring new options in regards to new possible Joint Ventures in Marketing, sales and training centers in collaboration with Distributors and Doctors / Nurses.

Our 2014 revenues and results of operations same as previous years have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results, including the following:

●	Worldwide economic situation since we are Marketing and selling internationally.
●	The length of time to close product sales, especially with new Distributors.
●	Customer budget cycles.
●	Certification time line in different markets.
●	Price index especially in China market.
●	New product introductions.
●	New attempt to achieve the US FDA 510K certification taking in consideration the new regulations.
●	Other unforeseen negative situation worldwide.

Medical International Technology Inc.’s, objective is to ensure that our injectors become an indispensable and environmentally friendly product for doctors, dentists, nurses, veterinarians, farmers and home users around the world.

The Company is pleased to continue providing a safe and effective means to help prevent the spread of deadly diseases to both humans and animals through the use of the Med-Jet®, Agro-Jet® and Avian-Jet needle-free injection systems.

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

We will continue to seek additional funding to expand operations and develop sales revenue to a volume sufficient to sustain operations and increase shareholders value.

Results of Operations

Comparison for the year ended September 30, 2014 to the year ended September 30, 2013

The following table presents the statement of operations for the year ended September 30, 2014 as compared to the year ended September 30, 2013. The discussion following the table is based on these results.

	Years Ended September 30,
	2014	2013

Revenues	$425,487	$846,782
Cost of sales	88,439	305,490
Gross profit	337,048	541,292

Operating expenses

Selling, general and administrative expenses	405,275	471,780
Total operating expenses	405,275	471,780
Operating income (loss)	(68,227)	69,512

Other:

Equity earnings (loss) on MIT China Joint Venture Other income	-	(146,343)

Non-refundable Distribution Rights Deposit,	-	1,072,500
Interest expense	(11,737)	(12,904)
Total other income (expense)	(11,737)	913,253

Net income (loss)	$(79,964)	$982,765

Revenues

The Company’s consolidated revenues decreased by $421,295 or 50% to $425,487 during the fiscal year ending September 30, 2014. This reduction of revenues was primarily due to the market situation in general.

Our Russian distributor started the year purchasing their first order. The order was paid for and shipped. Thereafter, the Ukraine war started and the distributor had to put a hold on all scheduled sales pending the situation. No other product has been sold to our Russian distributor.

Other economic and private situations happened in other countries. South Korea and Mexico, to name few, had very bad economic situations in their respective countries. Our Chinese partners had many delays in obtaining different certifications and price index in the province they had applied resulting in loss of sale and orders to MIT Canada, furthermore this situation persisted during the entire year impacting both revenue and cash flow throughout the year. At the same time, we have continued to focus on carefully managing our fixed operating expenses making our 2014 year sales very difficult and stressful.

We continue to believe that our marketing policy and strategy this year and in the future is to continue the search for distributors in different markets with the following criteria in place to become an MIT distributor:

●	Financial stability.
●	Strong management.
●	Strong marketing and sales team.
●	Understanding MIT technologies and have a medical team.
●	A strong technical support team.

We continue to believe the importance of providing adequate support to our distributors as we expand our network in order to increases sales. The Company could not establish an internal marketing representative to provide support for its distributors for financial reasons; the Management and the Operation Director has regularly assist our network of distributors in their marketing activities by training the distributor’s sales representatives via video-conferences, providing support for after-sales service, making regular visits, be present at certain important national and international exhibitions or presentations to potential buyers. In addition, MIT’s main priority has and always will be its customer satisfaction.

MIT’s marketing and Sales strategies in the medium and long term are the following:

●	Conduct more trials with renowned doctors to respond to new needs in the medical community.
●	Hire and train qualified marketing representatives with international experiences.
●	Searching for new dynamic and experience Distributors worldwide.

Cost of Sales

The cost of sales decreased by $217,051 in 2014. This decrease was directly related to our reduced sales in 2014, and our ability to monitor our operation and cash flow daily as we have always done.

Gross Profit

The gross profit decreased by 38% for the year ending September 30, 2014. This decrease is due primarily as some of our distributors did not perform as per our expectations, mainly because of their economic situations, resulting in a decrease of sales in our consolidated revenues of $425,487 or 50 % in comparison to the year end 2013 of $846,782.

Our Russian distributor who has started the year purchasing the first order, the order was paid for and shipped, thereafter the Ukraine war started and the distributor had to put a hold on all scheduled sales pending the situations far not a single product has been sold to our Russian distributor.

Other economic and private situations happened in other countries. South Korea and Mexico, to name few, had very bad economic situations in their respective countries. Our Chinese partners had many delays in obtaining different certifications and price index in the province they had applied resulting in loss of sale and orders to MIT Canada, furthermore this situation persisted during the entire year impacting both revenue and cash flow throughout the year. At the same time, we have continued to focus on carefully managing our fixed operating expenses making our 2014 year sales very difficult and stressful.

Operating Expenses

We have managed to reduce our cost in our operations in general and were directly related to our reduced sales in 2014, and our ability to monitor our operation and cash flow daily including; selling, general and administrative expenses and the results was a decrease by $66,505 to $405,275 during the fiscal year ended September 30, 2014.

Liquidity and Capital Resources

During the fiscal year ending September 30, 2014 the Company’s cash position increased by $32,747. Net cash provided by operating activities was $63,978, resulting primarily from accounts receivables.  Net cash provided by financing activities was $32,148, resulting primarily from repayment of bank loans of $56,028 and the increase of amounts due at related parties of $80,000.  Net cash used by investing activities was $26,774 resulting primarily from the acquisition of patents.  The effect of exchange rates on cash during fiscal 2014 resulted in decrease in cash value of $36,605.

During the fiscal year ending September 30, 2013 the Company’s cash position decreased by $302,477. Net cash used by operating activities was $160,519, resulting primarily from changes in working capital accounts as well as the charge-off of the distribution rights agreement.  Net cash used by financing activities was $95,390, resulting primarily from repayment of bank loans of $56,930 and the bank line of $38,460.  Net cash used by investing activities was $86,207 resulting primarily from the acquisition of tooling and machinery of $ 37,920 and acquisition of patents of $48,287.  The effect of exchange rates on cash during fiscal 2013 resulted in an increase in cash value of $39,639.

The Company has reported accumulated losses since inception of $12,269,363, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

During the year ended September 30, 2014, no common stock was issued.

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

Medical International Technology, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Medical International Technology, Inc.

We have audited the accompanying consolidated balance sheet of Medical International Technology, Inc. and subsidiaries as of September 30, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2014 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. and subsidiaries as of September 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

LBB & Associates Ltd., LLP

November 17, 2015

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Medical International Technology, Inc.

We have audited the accompanying consolidated balance sheet of Medical International Technology, Inc. and subsidiaries as of September 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2013 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. and subsidiaries as of September 30, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PS Stephenson & Co., P.C.

Wharton, Texas

December 20, 2013

MEDICAL INTERNATIONAL TECHNOLOGY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013

Assets
Current assets
Cash and cash equivalents	$33,767	$1,020
Accounts receivable, net	1,461	66,209
Inventories	326,348	293,693

Prepaid expenses	4,965	33,730
Total current assets	366,541	394,652
Property and Equipment
Tooling and machinery	654,976	720,594
Furniture and office equipment	153,157	144,312
Leasehold improvements	27,331	28,487
Total property and equipment	835,464	893,393
Less accumulated depreciation	(623,452)	(707,496)
Total property and equipment, net	212,012	185,897

Patents (net of accumulated amortization of $40,625 and $20,855)	58,226	33,592
Investment in MIT China Joint Venture	-	-
Total assets	$636,779	$614,141

Liabilities and Stockholder's Equity (Deficit)

Current liabilities
Line of credit	$71,376	$63,200
		-
Accounts payable and accrued expenses	123,931	121,944
Advance from related party	50,000	-
Current portion of long term debt	44,222	51,442
Total current liabilities	289,529	236,586
Long-Term Debt	42,798	91,606
Notes to related parties	30,000	-
Total liabilities	362,327	328,192
Commitments
Stockholder's Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized;
No issued and outstanding shares.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
83,804,627 issued and outstanding	7,979	7,979
Additional paid-in capital	12,867,476	12,867,476
Accumulated deficit	(12,269,363)	(12,189,399)
Other comprehensive income (loss)	(331,640)	(400,107)
Total Stockholder's Equity (Deficit)	274,452	285,949

Total Liabilities and Stockholder's Equity (Deficit)	$636,779	$614,141

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2014	2013

Revenues	$425,487	$846,782
Cost of sales	88,439	305,490
Gross profit	337,048	541,292

Operating expenses
Selling, general and administrative expenses	405,275	471,780
Total operating expenses	405,275	471,780

Operating income (loss)	(68,227)	69,512

Other income (loss)
Equity earnings (loss) on MIT China Joint Venture	-	(146,343)

Non-refundable Distribution Rights Deposit	-	1,072,500

Interest expense	(11,737)	(12,904)
Total other income (expense)	(11,737)	913,253

Net Income ( loss)	$(79,964)	$982,765

Net Income ( loss) per common share	$(0.00)	$0.01
Weighted average common shares outstanding - basic and diluted	83,804,627	83,804,627

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
	2014	2013

Net income (loss)	$(79,964)	$982,765
Other comprehensive income (loss)
Foreign currency translation adjustment	68,467	12,252
Comprehensive income (loss)	$(11,497)	$995,017

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance - September 30, 2012	83,804,627	$7,979	$12,867,476	$(13,172,164)

Net income for the year ended September 30, 2013				982,765

Balance - September 30, 2013	83,804,627	$7,979	$12,867,476	$(12,189,399)
Net(loss) for the year ended September 30, 2014				(79,964)

Balance - September 30, 2014	83,804,627	$7,979	$12,867,476	$(12,269,363)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(79,964)	$982,765
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity loss from MIT China Joint Venture	-	146,343
Depreciation and amortization expense	81,097	135,431
Changes in:
Accounts receivable	64,748	(10,142)
Inventories	(32,655)	22,748
Prepaid expenses	28,765	(13,529)
Accounts payable and accrued liabilities	1,987	(38,229)
Non-refundable Distribution Rights Deposit	-	(1,385,906)
Net cash used by operating activities	63,978	(160,519)

Cash flows from investing activities:
Acquisition of patents	(26,774)	(48,287)
Tooling and machinery	-	(37,920)
Net cash used by investing activities	(26,774)	(86,207)

Cash flows from financing activities:
Line of credit	8,176	(38,460)
Bank loans	(56,028)	(56,930)
Proceeds from issuance of stock, net	-	-
Increase in amounts due to related parties	80,000	-
Net cash provided from financing activities	32,148	(95,390)

Effect of exchange rates	(36,605)	39,639

Increase (decrease) in cash	32,747	(302,477)
Cash, beginning of period	1,020	303,497
Cash, end of period	$33,767	$1,020
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,247	$14,336
Cash paid for federal income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2014 and 2013

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

Going Concern:

Excluding other income from the distribution rights agreement termination (Note 11), the Company has incurred net losses aggregating $169,299 during the two years ended September 30, 2014.  In addition, the Company has accumulated losses of $12,269,363 since inception and a stockholder’s equity of $274,452 at September 30, 2014. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand, amounts due to banks and any other highly liquid investments with original maturities of three months or less.

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

MEDICAL INTERNATIONAL TECHNOLOGY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2014 and 2013

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

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method. Depreciation expense for the years ended September 30, 2014 and 2013 was $61,327 and $121,599, respectively.

Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment of Disposal of Long-Lived Assets” (ASC 360-10-40), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2014, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

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

MEDICAL INTERNATIONAL TECHNOLOGY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2014 and 2013

Net Income (loss) per Common Share

Basic earnings per share (“EPS”) are computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants. For the years ended September 30, 2014 and 2013, there were no dilutive effects of such securities as the Company either had no potentially dilutive shares outstanding or had incurred a net loss in the period.  At September 30, 2014, and 2013 the Company had no outstanding warrants or options to purchase common shares.

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September 30, 2014 and 2013 there were no amounts that had been accrued in respect to uncertain tax positions.

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

MEDICAL INTERNATIONAL TECHNOLOGY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2014 and 2013

Note 3 –   Inventories

Inventories at September 30, 2014 and 2013 consist of the following:

	2014	2013
Raw materials	$195,838	$216,053
Work in process	106,696	66,858
Finished goods	23,814	10,782
Total	$326,348	$293,693

Note 4 –   Patents

As of September 30, 2014, the Company has net patents on certain technologies aggregating $58,226. Amortization expense for the years ended September 30, 2014 and 2013 was $19,770 and $13,832, respectively. During the year ended September 30, 2014, the Company capitalized patent costs on its needle-free injector of $6,465.  Following is a detail of patents at September 30, 2014.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$98,851	$40,625	$58,226	5

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

MEDICAL INTERNATIONAL TECHNOLOGY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2014 and 2013

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of September 30, 2014, the Company had no recorded investment in the MIT China. During the year ended September 30, 2014, the Company had no recorded equity income or loss from its investment in MIT China.

During the year ended September 30, 2014, the Company had $76,931 in sales of products to the joint venture.

During the year ended September 30, 2013, the Company had $296,350 in sales of products to the joint venture.

Note 6 – Line of Credit

The Company, through a hypothec agreement, has a line of credit up to a maximum of $100,000. The line is secured by Investissement Quebec (a Quebec government entity) and by Karim Menassa (personally) and by account receivables, inventories, equipment and all other assets of the Company. The line bears interest at the prime rate plus 2.5% (5.75% at September 30, 2014). At September 30, 2014 and 2013, the Company had $71,376 and $63,200 outstanding under the agreement.

Note 7 – Related Party Transactions

As of September 30, 2014, the Company had two unsecured notes due to related parties of $30,000 that bear interest at 8% and are due December 15, 2015.

As of September 30, 2014, the Company had an unsecured advance from a shareholder of $50,000. This advance bears no interest and was converted to 500,000 common shares as of October 2014.

During 2014 and 2013, the Company paid approximately $133,000 and $185,000, respectively to a company owned by the President and CEO for consulting fees.

As of September 2013, the Company had no amounts due to related parties.

Note 8 – Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry-forwards, accrued expenses and basis differences in fixed assets.

The Company’s effective tax rate differs from the Federal statutory rates due to the valuation allowance recorded for the unused net operating loss carry-forwards deferred tax asset. The company has operating losses aggregating approximately $12.3 million, which can be used to reduce future taxable income. Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset needed to be reserved given recent losses. The total valuation allowance at September 30, 2014 and 2013 was $12.3 million and $12.2 million, respectively.

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

MEDICAL INTERNATIONAL TECHNOLOGY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2014 and 2013

Note 9 – Stockholders’ Equity (Deficit)

Issuance of Common Stock

Year Ended September 30, 2014

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the year ended September 30, 2014, there were no common stock issuances.

Year Ended September 30, 2013

For the year ended September 30, 2013, there were no common stock issuances.

Preferred Stock

As of September 30, 2014, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of September 30, 2014 and 2013, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

As of September 30, 2014 and 2013, there are no warrants outstanding to purchase shares of the Company’s common stock.

Note 10 – Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014.  The company has negotiated an extension for one more year until December 31, 2015 at the same rent amount and conditions of 2014.  The lease calls for a monthly rent of $4,248 (CND) Rent expense for the years ended September 30, 2014 and 2013 was approximately $47,600 and $51,000, respectively.

Future minimum lease commitments pertaining to the lease in Canadian Dollars areas follows:

Year ended

September 30, 2015	$51,000

September 30, 2016	$12,800
63,800

MEDICAL INTERNATIONAL TECHNOLOGY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2014 and 2013

Note 11– Deferred Income

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

During the fourth quarter of fiscal 2013, the Company successfully defended itself from litigation related to this agreement.  Upon closure of the litigation, it was determined the Company had no further obligations under the original agreement, nor did the Company have any obligation to repay any portion of the original deposit.  Accordingly, the Company recognized the outstanding deferred income amount of $1,072,500 as a one-time charge to other income on the accompanying statement of operations.

Note 12 – Notes Payable

Long-term debt consists of the following at September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Note payable to a bank, bearing interest at prime plus 3% (6.25% at September 30, 2014), secured by equipment, due December 20, 2016.	$55,572	$89,194
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installments of $5,035 (CND) through May 2016	31,448	53,854
Total long-term debt	87,020	143,048
Current portion of long-term debt	(44,222)	(51,442)

Long-term debt, net of current portion	$42,798	$91,606

Future scheduled principal payments under the note agreements are as follows:

Year ended

September 30, 2016	$39,733

September 30, 2017	3,065
42,798

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

Note 14 – Subsequent Events

On October 28, 2014, the Company issued 500,000 shares of its common stock for payment of the $50,000 advance from related party.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on that assessment, our management has determined that as of September 30, 2014, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fourth quarter of the fiscal year ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our directors and executive officers are as follows:

Name and Address	Age	Position(s)
Karim Menassa	63	President, Chief Executive Officer, Chief Financial Officer, interim Secretary, Director.
		Principal Financial Officer, Principal Accounting Officer and Director

Mr. Karim Menassa, 63, serves as the President, Chief Executive Officer, Chief Financial Officer, and interim Secretary of the Company since June 27, 2002. Mr. Menassa also serves as a member of the Board of Directors of the Company. Mr. Menassa has developed many state-of-the-art, efficient and reliable devices, and has marketed various medical devices in more than 60 countries. Mr. Menassa obtained a degree in Precision Mechanics Design from the Instituto Salesiano Don Bosco in Cairo, Egypt.

Over the years he has gained a vast and varied experience as an entrepreneur, administrator and medical device product innovator. He has established a significant bank of important and influential contacts in Canada and abroad, touching all aspects of a modern manufacturing industry. His particular strengths are in administration, engineering, product development, and marketing. He is also extremely skilled in international negotiations, having successfully negotiated several multimillion dollar contacts and established distributor relationships in over 60 countries. Some major achievements in his career include:

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

The Board of Directors held no meetings during the year ended September 30, 2014, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2014 were filed.

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

Item 11. Executive Compensation

Compensation Summary

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2014 and 2013. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Karim Menassa, CEO, President, CFO.	2014	$0	0	0	0	0	0	0	$0
Interim Secretary and Chairman of the Board	2013	$0	0	0	0	0	0	0	$0

As of September 30, 2014, the Company had no group life; health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Compensation of Directors

We do not pay members of our Board of Directors any fees for attendance or sireurse them for any out-of-pocurred by them in connection with our business.

Employment Agreements

No formal employment agreements exist with any officer or employee.

Long-Term Incentive Plan

The Company has a 2014 stock incentive plan under which directors are authorized to grant incentive stock options, to a maximum of five million (5,000,000) of the issued and outstanding shares, to directors, employees and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase shares.  There are no shares issued or outstanding under the plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of September 30, 2014 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

	Amount and Nature of	Percent of
Name and Address Of Beneficial Holder	Beneficial Ownership	Common Stock (1)

Karim Menassa (2)	34,135,692	40.73%
President, CEO, CFO, Director
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E7

The Estate of Michel Bayouk	4,522,560	5.39%
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9

Sun Yi	4,928,576	5.88%
13 Building 6 Renmin University
#175 Haidian Road, HaidianDist.A
Beijing, China

Les Consultants RainvilleTossounian& Associes Inc.	5,192,000	6.19%
1585 ST LOUIS, ST LAZARE QUEBEC, J7T-1Z1, Canada
Officers and Directors as a Group	34,135,692	40.73%

(1) Based on 83,804,627 shares issued and outstanding as of September 30, 2014.

(2) Karim Menassa directly holds 2,787,422 common shares of the Company, indirectly holds: (i) 21,466 shares through Paulette Menassa, his wife, (ii) 16,285,139 shares through 2849674 Canada, Inc., (iii) 13,666,667 shares through Idee R&D International, Inc., and 9 iv) 1,375,000 shares through 9162-9725 Quebec Inc., which are all controlled by Karim Menassa.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2014 and 2013 were: $15,000 and $15,500 respectively.

Audit Related Fees

There were no fees for audit related services for the years ended September 30, 2014 and 2013.

Tax Fees

The Company did not incur any fees for the fiscal years ended September 30, 2014 and 2013 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2014 and 2013.

Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2014. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Medical International Technology, Inc.

Date: November 18th, 2015	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer, Principal Financial Officer, interim Secretary, Director (Duly Authorized Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 18th day of November, 2015 by the following persons on behalf of the registrant in the capacities indicated:

/s/ Karim Menassa	President and Principal Executive Officer, Principal Financial Officer, interim Secretary, Director
Karim Menassa

