Form 10-Q
period 2014-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2016-02-05
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of February 4, 2016 was 84,304,627.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

December 31, 2014

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Periodic Report on Form 10Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

In our last year end financials (2014) we explained the benefits and the disadvantages of such a business model working with distributors. “The disadvantages are when the distributor for different reasons being political, economical or personnel could not perform as expected resulting in loss of sales and profits.”

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

DOI 10.2310/7750.2013.13078

Publications issued in 2013:

●	Selection of Safe Parameters for Jet Injection of Botulinum Toxin in Palmar Hyperhidrosis Aesthetic Surgery Journal February 2013 33: 295-297, http://www.sagepublications.com/
●	THE ART OF INJECTING RE-INVENTED: THE FUTURE OF DRUG DELIVERY IS HERE NOW, Copyright © 2013 Frederick Furness Publishing Ltd, www.ondrugdelivery.com

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2014	September 30, 2014
Assets
Current Assets
Cash and cash equivalents	$3, 337	$33,767
Accounts receivable, net	21,685	1,461
Inventories	306,640	326,348
Prepaid expenses	8,712	4,965

Total Current Assets	340,374	366,541

Long Term Investment
Investment in MIT China Joint Venture	-	-

Property and equipment, net	192,634	212,012
Other Assets
Patents (net of accumulated amortization of $44,488 and $40,625)	56,166	58,226
Total assets	$589,174	$636,779

Liabilities and Stockholders' Equity
Current Liabilities

Bank line	$77,580	$71,376
Deferred income	3,966	-
Accounts payable and accrued expenses	101,385	123,931
Amounts due to related parties	78,306	50,000
Current portion of long term debts	44,222	44,222
	305,459	289,529
Long-Term Debts	29,166	42,798
Notes to related parties	-	30,000
Total Liabilities	334,625	362,327

Stockholders' Equity
Preferred stock, $.0001 par value; 3,000,000 shares authorized; No issued and outstanding shares.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 83,804,627 issued and outstanding	7,979	7,979

Additional paid-in capital	12,867,476	12,867,476
Deficit	(12,280,313)	(12,269,363)
Other comprehensive income (loss)	(340,593)	(331,640)

Total Stockholders' Equity	254,549	274,452
Total Liabilities and Stockholders' Equity	$589,174	$636,779

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Period Ended December 31,
	2014	2013
Sales	$132,998	$25,101
Cost of sales	(42,784)	(20,153)
Gross profit	90,214	4,948

Operating expenses
Selling, general, and administrative expenses	(99,061)	(98,112)
Total operating expenses	(99,061)	(98,112)

Other Income (Expense)
Equity earnings (loss) on MIT China Joint Venture	-	-
Interest	295	324
Interest expense	(2,398)	(2,963)
Other income (expense), net	(2,103)	(2,639)

Net Loss	$(10,950)	$(95,803)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	83,804,627	83,804,627

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Month Period Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,950)	$(95,803)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	21,847	26,225
Related party payables settle by common stock	-	20,000
Changes in:
Accounts receivable	(20,224)	63,004
Inventories	19,708	8,284
Prepaid expenses	(3,747)	24,022
Accounts payable and accrued liabilities	(22,546)	(31,769)
Deferred income	3,966	404
Net cash provided by (used in) operating activities	(11,946)	14,367

Cash flows from investing activities:
Acquisition of patents	(7,557)	(1,185)
Tooling and machinery	(4,613)	-
Net cash used in investing activities	(12,170)	(1,185)

Cash flows from financing activities:
Bank line	6,204	12,016
Bank loans	(13,632)	(16,379)
Net cash used in financing activities	(7,428)	(4,364)

Effect of exchange rates	1,114	(2,851)

Increase (decrease) in cash	(30,430)	5,967

Cash, beginning of period	33,767	1,020
Cash, end of period	$3,337	$6,987
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,398	$2,963
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Net loss	$(10,950)	$(95,803)
Other comprehensive income (loss)
Foreign currency translation adjustment	(8,953)	87,677

Net comprehensive income (loss)	$(19,903)	$(8,126)

The accompanying notes are an integral part of these consolidated financial statements

Note 1 – Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Medical International Technology, Inc. (“MIT” or the “Company”) and its subsidiary (collectively referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended December 31, 2014 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2015. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Going concern

Excluding other income from the distribution rights agreement termination, the Company had incurred net losses aggregating $169,299 during the two years ended September 30, 2014.  In addition, the Company has accumulated losses of $12,280,313 since inception and a stockholder’s equity of $254,549 at December 31, 2014. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Inventories

Inventories at December 31, 2014 and September 30, 2014 consist of the following:

	December 31, 2014	September 30, 2014
Raw materials	$185,405	$195,838
Work in process	101,348	106,696
Finished goods	19,887	23,814
Total	$306,640	$326,348

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three months ended December 31, 2014 and 2013 was $16,814 and $22,898, respectively

Note 4 – Intangible Assets

As of December 31, 2014 the Company has net patents on certain technologies aggregating $56,166. Amortization expense for the three months ended December 31, 2014 and 2014 were $5,033 and $3,327, respectively. During the three months ended December 31, 2014, the Company capitalized patent costs on its needle-free injector of $4,121.  Following is a detail of patents at December 31, 2014.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$100,654	$44,488	$56,166	5

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of December 31, 2014 and September 30, 2014, the Company had no recorded investment remaining in the MIT China.

During the quarter ended December 31, 2014 and 2013, the Company had approximately $66,300 and $0, respectively, in sales of products to the joint venture.

Note 6 – Bank Line

The Company, through a hypothec agreement, has a line of credit up to a maximum of $100,000. The line is secured by Investissement Quebec (a Quebec government entity) and by Karim Menassa (personally) and by account receivables, inventories, equipment and all other assets of the Company. The line bears interest at the prime rate plus 2.5% (5.75% at September 30, 2014). At December 31, 2014 and September 30, 2014, the Company had $77,580 and $71,376 outstanding under the agreement.

Note 7 – Related Party Transactions

As of December 31, 2014 and September 30, 2014, the Company had two unsecured notes due to related parties totaling $30,000 that bear interest at 8% and are due December 15, 2015.

As of December 31, 2014 and September 30, 2014, the Company had an unsecured advance from a shareholder of $CDN 56,040. This advance bears no interest and was converted to 500,000 common shares as of January 2015.

During the three month periods ended December 31, 2014 and 2013, the Company paid approximately $48,000 and $5,000, respectively to a company owned by the President and CEO for consulting fees.

Note 8 – Stockholders' Equity

Issuance of Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the quarter ended December 31, 2014, there was no common stock issuance.

Preferred Stock

As of December 31, 2014, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of December 31, 2014 and 2013, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

There are no outstanding warrants

Note 9 – Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 and was extended to December 31, 2015 that calls for a monthly rent of $4,025. Rent expense for the three month ended December 31, 2014 was approximately $11,150.

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

Dec 31, 2015	$48,300

$48,300

Note 10 – Notes Payable

Long-term debt consists of the following at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Note payable to a bank, bearing interest at prime plus 3%, secured by equipment, due June 21, 2016.	$47,344	$55,572
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installments of $5,035 (CND) through May 2016	26,044	31,448
Total long-term debt	73,388	87,020
Current portion of long-term debt	(44,222)	(44,222)

Long-term debt, net of current portion	$29,166	$42,798

Future scheduled principal payments under note agreements are as follows:

Year ended

December 31, 2015	$44,222
December 31, 2016	29,166

$73,388

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

Note 12 – Subsequent Events

In January, 2015, the Company issued 500,000 shares of its common stock for payment of the $50,000 advance from related party.

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

The work in progress at MIT China for the construction of its 40,000 sq. ft. building has been completed and certified by the Chinese SFDA. We have purchased some equipment and tools necessary for the start of assembly and production of some of our Agro-Jet and Med-Jet products. The production facility should be able to start supplying some number of injectors and disposables to the Chinese market towards the end of second quarter of 2016.

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

Results of Operations

Results of Operations for the three months ended December 31, 2014 and 2013

For the three-month period ended December 31, 2014 the Company experienced a loss net from operations of $10,950 which was primarily due to selling, general and administrative expenses of $99,061 and sales of $132,998. Gross profits for the period were $90,214.

For the three-month period ended December 31, 2013 the Company experienced a loss net from operations of $95,803 which was primarily due to selling, general and administrative expenses of $98,112 and sales of $25,101. Gross profits for the period were $4,948.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the three-month period ending December 31, 2014 were $132,998 compared to sales of $25,101 for the same period last year. Gross profits for the period ending December 31, 2014 represented 68% of sales, where gross profits for the same period last year represented 20% of sales.

Liquidity and Capital Resources

For the three-month period ending December 31, 2014, the Company’s cash position, including access to cash through a revolving line of credit, decreased to $3,337. Net cash used in operating activities was $11,946. Cash used by financing activities was $7,428.  Cash used by investing activities was $12,170, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash increased cash balances by $1,114.

For the three-month period ending December 31, 2013, the Company’s cash position, including access to cash through a revolving line of credit, decreased to $6,987. Net cash provided by operating activities was $14,367. Cash used by financing activities was $4,364 which was primarily a result of bank loans of $16,379.  Cash used by investing activities was $1,185, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash decreased cash balances by $2,851.

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

Medical International Technology, Inc.

Date: February 4th, 2016	By:	/s/ Karim Menassa
Karim Menassa
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

