Form 10-Q
period 2015-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2016-02-08
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☒

The number of shares outstanding of the registrant’s common stock as of February 4, 2016 was 84,304,627.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

March 31, 2015

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	September 30, 2014
Assets
Current Assets
Cash and cash equivalents	$44,910	$33,767
Accounts receivable, net	8,840	1,461
Inventories	286,435	326,348
Prepaid expenses	13,497	4,965

Total Current Assets	353,682	366,541

Long Term Investment
Investment in MIT China Joint Venture	-	-

Property and equipment, net	167,323	212,012

Other Assets
Patents (net of accumulated amortization of $46,570 and $40,625)	53,042	58,226
Total assets	$574,047	$636,779

Liabilities and Stockholders' Equity
Current Liabilities

Bank line	$70,965	$71,376
Deferred income	3,361	-
Accounts payable and accrued expenses	86,447	123,931
Amounts due to related parties	30,000	50,000
Current portion of long term debts	44,222	44,222
	234,995	289,529
Long-Term Debts	13,133	42,798
Notes to related parties	-	30,000
Total Liabilities	248,128	362,327

Stockholders' Equity
Preferred stock, $.0001 par value; 3,000,000 shares authorized; No issued and outstanding shares.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 84,304,627 and 83,804,627 issued and outstanding as of March 31, 2015 and September 30, 2014, respectively	8,430	7,979

Additional paid-in capital	12,917,025	12,867,476
Deficit	(12,225,567)	(12,269,363)
Other comprehensive income (loss)	(373,969)	(331,640)

Total Stockholders' Equity	325,919	274,452
Total Liabilities and Stockholders' Equity	$574,047	$636,779

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Period Ended March 31,		Six-Months Period Ended March 31,
	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)
Sales	$165,306	$121,743	$298,304	$146,844
Cost of sales	(39,055)	(30,497)	(81,839)	(50,650)
Gross profit	126,251	91,246	216,465	96,194

Selling, general, and administrative expenses	(68,778)	(74,165)	(167,839)	(172,277)
	(68,778)	(74,165)	(167,839)	(172,277)

Income (Loss) from operations	57,473	17,081	48,626	(76,083)

Interest income/loss	204	625	499	949
Interest expense	(2,931)	(2,706)	(5,329)	(5,669)
	(2,727)	(2,081)	(4,830)	(4,720)

Net income (loss)	$54,746	$15,000	$43,796	$(80,803)

Net income (loss) per share	$0.001	$0.000	$0.001	$(0.001)

Basic and diluted weighted average shares outstanding	84,299,071	83,804,627	84,049,132	83,804,627

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$43,796	$(80,803)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	41,221	43,952
Related party payables settle by common stock	-	20,000
Changes in:
Accounts receivable	(7,379)	66,056

Inventories	39,913	16,752
Prepaid expenses	(8,532)	24,514
Accounts payable and accrued liabilities	(34,123)	(6,064)

Net cash provided by (used in) operating activities	74,896	84,407

Cash flows from investing activities:
Acquisition of patents	(8,721)	(5,641)
Tooling and machinery	(11,212)	-
Net cash used in investing activities	(19,933)	(5,641)

Cash flows from financing activities:
Bank line	(411)	9,168
Bank loans	(29,665)	(32,389)
Issuance of notes payable	-	-
Net cash used in financing activities	(30,076)	(23,221)

Effect of exchange rates	(13,744)	(30,489)

Increase (decrease) in cash	11,143	25,056

Cash, beginning of period	33,767	1,020
Cash, end of period	$44,910	$26,076
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,329	$5,669
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$50,000	$-

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014
Net income (loss)	$43,796	$(80,803)
Other comprehensive income (loss)
Foreign currency translation adjustment	42,329	74,970

Net comprehensive income (loss)	$86,125	$(5,833)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.

Notes to Consolidated Financial Statements

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended March 31, 2015 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2015. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Going concern

Excluding other income from the distribution rights agreement termination, the Company had incurred net losses aggregating $169,299 during the two years ended September 30, 2014.  In addition, the Company has accumulated losses of $12,225,567 since inception and a stockholder’s equity of $325,919 at March 31, 2015. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Inventories

Inventories at March 31, 2015 and September 30, 2014 consist of the following:

	March 31, 2015	September 30, 2014
Raw materials	$170,499	$195,838
Work in process	89,858	106,696
Finished goods	26,078	23,814
Total	$286,435	$326,348

Medical International Technology, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the six months ended March 31, 2015 and 2014 was $31,260 and $34,433, respectively

Note 4 – Intangible Assets

As of March 31, 2015 the Company has net patents on certain technologies aggregating $53,042. Amortization expense for the six months ended March 31, 2015 and 2014 were $9,961 and $9,519, respectively. During the six months ended March 31, 2015, the Company capitalized patent costs on its needle-free injector of $8,721.  Following is a detail of patents at March 31, 2015.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$99,612	$46,570	$53,042	5

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of March 31, 2015 and September 30, 2014, the Company’s had no recorded investment remaining in the MIT China.

During the two quarters ended March 31, 2015 and 2014, the Company had approximately $127,000 and $0, respectively, in sales of products to the joint venture.

During the quarter ended March 31, 2015 and 2014, the Company had $61,000 and $0, respectively, in sales of products to the joint venture.

Medical International Technology, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 6 – Bank Line

The Company, through a hypothec agreement, has a line of credit up to a maximum of $100,000. The line is secured by Investissement Quebec (a Quebec government entity) and by Karim Menassa (personally) and by account receivables, inventories, equipment and all other assets of the Company. The line bears interest at the prime rate plus 2.5% (5.75% at September 30, 2014). At March 31, 2015 and September 30, 2014, the Company had $70,965 and $71,376 outstanding under the agreement.

Note 7 – Related Party Transactions

As of March 31 2015 and September 30, 2014, the Company had two unsecured notes due to a related party totaling $30,000 that bear interest at 8% and are due December 15, 2015.

As of September 30, 2014, the Company had an unsecured advance from a shareholder of $50,000. This advance bears no interest and was converted to 500,000 common shares as of January 2015.

During the six month periods ended March 31, 2015 and 2014, the Company paid approximately $56,300 and $12,900, respectively to a company owned by the President and CEO for consulting fees.

During the three month periods ended March 31, 2015 and 2014, the Company paid approximately $8,300 and $0, respectively to a company owned by the President and CEO for consulting fees.

Note 8 – Stockholders' Equity

Issuance of Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the quarter ended March 31, 2015, there were 500,000 shares of common stock issued in exchange for an advance from an investor of $50,000.

Preferred Stock

As of March 31, 2015, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of March 31, 2015 and 2014, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

There are no outstanding warrants

Medical International Technology, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 9 – Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 and was extended to December 31, 2015 that calls for a monthly rent of $4,025. Rent expense for the six month ended March 31, 2015 was approximately $23,250.

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

Dec 31, 2015	$36,225

$36,225

Note 10 – Notes Payable

Long-term debt consists of the following at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Note payable to a bank, bearing interest at prime plus 3%, secured by equipment, due June 21, 2016.	$37,502	$55,572
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	19,853	31,448
Total long-term debt	57,355	87,020
Current portion of long-term debt	(44,222)	(44,222)

Long-term debt, net of current portion	$13,133	$42,798

Future scheduled principal payments under note agreements are as follows:

Year ended

March 31, 2016	$44,222
March 31, 2017	13,133

$57,355

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

Results of Operations

Results of Operations for the three months ended March 31, 2015 and 2014

For the three-month period ended March 31, 2015 the Company experienced income from operations of $57,473 which was primarily due to Selling, general and administrative expenses of $68,778 and sales of $165,306. Gross profits for the period were $126,251.

For the three-month period ended March 31, 2014 the Company experienced income from operations of $17,081 which was primarily due to selling, general and administrative expenses of $74,165 and sales of $121,743. Gross profits for the period were $91,246.

The increased income between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the three-month period ending March 31, 2015 were $165,306 compared to sales of $121,743 for the same period last year. Gross profits for the period ending March 31, 2015 represented 76% of sales, where gross profits for the same period last year represented 75% of sales.

Results of Operations for the six months ended March 31, 2015 and 2014

For the six-month period ended March 31, 2015 the Company experienced income from operations of $48,626 which was primarily due to selling, general and administrative expenses of $167,839 and sales of $298,304. Gross profits for the period were $216,465.

For the six-month period ended March 31, 2014 the Company experienced a loss from operations of $76,083 which was primarily due to selling, general and administrative expenses of $172,277. Gross profits for the period were $96,194.

The reduced net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the six-month period ending March 31, 2015 were $298,304 compared to sales of $146,844 for the same period last year. Gross profits for the period ending March 31, 2015 represented 73% of sales, where gross profits for the same period last year represented 66% of sales.

Liquidity and Capital Resources

For the six-month period ending March 31, 2015, the Company’s cash position, including access to cash through a revolving line of credit, increased to $44,910. Net cash provided by operating activities was $74,896. Cash used by financing activities was $30,076 which was primarily a result of payments of debt..  Cash used by investing activities was $19,933, which was a result of acquisitions of new patent rights and fixed assets. The effect of exchange rates on cash decreased cash balances by $13,744.

For the six-month period ending March 31, 2014, the Company’s cash position, including access to cash through a revolving line of credit, decreased to $26,076. Net cash provided by operating activities was $84,407. Cash used by financing activities was $23,221 which was primarily a result of bank loans of $32,389.  Cash used by investing activities was $5,641, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash decreased cash balances by $30,489.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other information

None.

Item 6.   Exhibits

Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

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