Form 10-Q
period 2015-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2016-02-08
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

June 30, 2015

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	5

	Consolidated Balance Sheets (Unaudited)	5

	Consolidated Statements of Operations (Unaudited)	6

	Consolidated Statements of Cash Flows (Unaudited)	7

	Consolidated Statements of Comprehensive Loss (Unaudited)	8

	Notes to Unaudited Consolidated Financial Statements	9-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II. OTHER INFORMATION		17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		8

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	September 30, 2014

Assets
Current Assets
Cash and cash equivalents	$40,636	$33,767
Accounts receivable, net	5,231	1,461
Inventories	293,400	326,348
Prepaid expenses	4,693	4,965

Total Current Assets	343,960	366,541

Long Term Investment
Investment in MIT China Joint Venture	-	-

Property and equipment, net	154,232	212,012
Other Assets
Patents (net of accumulated amortization of $54,364 and $40,625)	60,593	58,226
Total assets	$558,785	$636,779

Liabilities and Stockholders' Equity
Current Liabilities

Bank line	$56,119	$71,376
Deferred income	3,361	-
Accounts payable and accrued expenses	81,386	123,931
Amounts due to related parties	30,000	50,000
Current portion of long term debts	44,222	44,222
	215,088	289,529
Long-Term Debts	4,154	42,798
Notes to related parties	-	30,000
Total Liabilities	219,242	362,327

Stockholders' Equity
Preferred stock, $.0001 par value; 3,000,000 shares authorized; No issued and outstanding shares.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 84,304,627 and 83,804,627 issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	8,430	7,979
Additional paid-in capital	12,917,025	12,867,476
Accumulated Deficit	(12,218,072)	(12,269,363)
Accumulated Other comprehensive income (loss)	(367,840)	(331,640)

Total Stockholders' Equity	339,543	274,452
Total Liabilities and Stockholders' Equity (Deficit)	$558,785	$636,779

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Period Ended June 30,		Nine-Months Period Ended June 30,
	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)
Sales	$140,945	$152,436	$439,249	$299,280
Cost of sales	(39,864)	(35,913)	(121,703)	(86,563)
Gross profit (loss)	101,081	116,523	317,546	212,717

Selling, general, and administrative expenses	(91,057)	(147,963)	(258,896)	(320,240)
	(91,057)	(147,963)	(258,896)	(320,240)

Income (loss) from operations	10,024	(31,440)	58,650	(107,523)

Interest income	188	297	687	1,246
Interest expense	(2,717)	(4,282)	(8,046)	(9,951)
	(2,529)	(3,985)	(7,359)	(8,705)

Net income (loss)	$7,495	$(35,425)	$51,291	$(116,228)

Basic and diluted – net income (loss) per share	$0.000	$(0.000)	$0.001	$(0.001)

Basic and diluted weighted average shares outstanding	84,304,627	83,804,627	84,134,297	83,804,627

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month Period Ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$51,291	$(116,228)
Adjustments to reconcile net income (loss) to net cash provided by) operating activities:
Depreciation and amortization expense	64,917	63,519
Related party payables settle by common stock	-	20,000
Capitalization of related party debts
Changes in:
Accounts receivable	(3,770)	52,492
Inventories	32,948	3,551
Prepaid expenses	272	28,057
Accounts payable and accrued liabilities	(42,545)	7,530
Deferred income	3,361	7,991
Net cash provided by operating activities	106,474	66,912

Cash flows from investing activities:
Acquisition of patents	(23,052)	(6,369)
Tooling and machinery	(11,400)	-
Net cash used by investing activities	(34,452)	(6,369)

Cash flows from financing activities:
Bank line	(15,257)	11,776
Bank loans	(38,644)	(40,020)
Net cash provided from financing activities	(53,901)	(28,244)

Effect of exchange rates	(11,252)	(31,554)

Increase (decrease) in cash	6,869	745
Cash, beginning of period	33,767	1,020
Cash, end of period	$40,636	$1,765
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,046	$9,952
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions
Common stock issued for debt reductions	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014
Net income (loss)	$51,291	$(116,228)
Other comprehensive income (loss)
Foreign currency translation adjustment	36,200	86,446

Net comprehensive income (loss)	$87,491	$(29,782)

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended June 30, 2015 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2015. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Going concern

Excluding other income from the distribution rights agreement termination, the Company had incurred net losses aggregating $169,299 during the two years ended September 30, 2014.  In addition, the Company has accumulated losses of $12,218,072 since inception and a stockholder’s equity of $339,543 at June 30, 2015. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Inventories

Inventories at June 30, 2015 and September 30, 2014 consist of the following:

	June 30, 2015	September 30, 2014
Raw materials	$177,076	$195,838
Work in process	93,347	106,696
Finished goods	22,977	23,814
Total	$293,400	$326,348

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the six months ended June 30, 2015 and 2014 was $47,674 and $34,433, respectively

Note 4 – Intangible Assets

As of June 30, 2015 the Company has net patents on certain technologies aggregating $60,593. Amortization expense for the nine months ended June 30, 2015 and 2014 were $17,243 and $14,996, respectively. During the nine months ended June 30, 2015, the Company capitalized patent costs on its needle-free injector of $23,052.  Following is a detail of patents at June 30, 2015.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$114,957	$54,364	$60,593	5

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of June 30, 2015 and September 30, 2014, the Company’s had no recorded investment remaining in the MIT China.

During the three quarters ended June 30, 2015 and 2014, the Company had approximately $193,000 and $27,800, respectively, in sales of products to the joint venture.

During the quarter ended June 30, 2015 and 2014, the Company had $62,000 and $27,800, respectively, in sales of products to the joint venture.

Note 6 – Bank Line

The Company, through a hypothec agreement, has a line of credit up to a maximum of $100,000. The line is secured by Investissement Quebec (a Quebec government entity) and by Karim Menassa (personally) and by account receivables, inventories, equipment and all other assets of the Company. The line bears interest at the prime rate plus 2.5% (5.75% at September 30, 2014). At June 30, 2015 and September 30, 2014, the Company had $56,119 and $71,376 outstanding under the agreement.

Note 7 – Related Party Transactions

As of June 30, 2015and September 30, 2014 the Company had two unsecured notes due to a related party totaling $30,000 that bear interest at 8% and are due December 15, 2015.

As of September 30, 2014, the Company had an unsecured advance from a shareholder of $50,000. This advance bears no interest and was converted to 500,000 common shares as of January 2015.

During the nine month periods ended June 30, 2015 and 2014, the Company paid approximately $68,700 and $73,900, respectively to a company owned by the President and CEO for consulting fees.

During the three month periods ended June 30, 2015 and 2014, the Company paid approximately $12,400 and $61,000, respectively to a company owned by the President and CEO for consulting fees.

Note 8 – Stockholders' Equity

Issuance of Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the quarter ended March 31, 2015, there were 500,000 shares of common stock issued in exchange for an advance from an investor of $50,000.

For the quarter ended June 30, 2015, there was no common stock issuance.

Preferred Stock

As of June 30, 2015, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of June 30, 2015 there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

There are no outstanding warrants

Note 9 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2014 and was extended to December 31, 2015 that calls for a monthly rent of $4,025. Rent expense for the nine month ended June 30, 2015 was approximately $33,550.

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

December 31, 2015	$24,150

$24,150

Note 10 –Notes Payable

Long-term debt consists of the following at June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
Note payable to a bank, bearing interest at prime plus 3%, secured by equipment, due June 21, 2016.	$32,227	$55,572
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installment starting twelve (12) month after the project completion date.	16,149	31,448
Total long-term debt	48,376	87,020
Current portion of long-term debt	(44,222)	(44,222)

Long-term debt, net of current portion	$4,154	$42,798

Future scheduled principal payments under note agreements are as follows:

Year ended

June 30, 2016	$44,222
June 30, 2017	4,154

$48,376

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

Results of Operations

Results of Operations for the three months ended June 30, 2015 and 2014

For the three-month period ended June 30, 2015 the Company experienced net income of $7,495 which was primarily due to selling, general and administrative expenses of $91,057 and sales of $140,945. Gross profits for the period were $101,081.

For the three-month period ended June 30, 2014 the Company experienced a net loss of $35,425 which was primarily due to selling, general and administrative expenses of $147,963 and sales of $152,436. Gross profits for the period were $116,523.

The change between the comparable quarters was due to higher sales prices of our systems better control on the operational and administration expenses, as the Company continues to push its products into the market along with reduced research and development costs. Sales for the three-month period ending June 30, 2015 were $140,945 compared to sales of $152,436 for the same period last year. Gross profits for the period ending June 30, 2015 represented 72% of sales, where gross profits for the same period last year represented 76% of sales.

Results of Operations for the nine months ended June 30, 2015 and 2014

For the nine-month period ended June 30, 2015 the Company experienced net income of $51,291 which was primarily due to selling, general and administrative expenses of $258,896. Gross profits for the period were $317,546.

For the nine-month period ended June 30, 2014 the Company experienced a net loss of $116,228 which was primarily due to selling, general and administrative expenses of $320,240. Gross profits for the period were $212,712.

The reduced net loss between the comparable quarters was due to higher sales prices of our systems better control on the operational and administration expenses, as the Company continues to push its products into the market along with reduced research and development costs. Sales for the nine-month period ending June 30, 2015 were $439,249 compared to sales of $299,280 for the same period last year. Gross profits for the period ending June 30, 2015 represented 72% of sales, where gross profits for the same period last year represented 71% of sales.

Liquidity and Capital Resources

For the nine-month period ending June 30, 2015, the Company’s cash position, including access to cash through a revolving line of credit, increased by $6,869. Net cash provided by operating activities was $106,474. Cash used by financing activities was $53,901 which was primarily a result of paydown of debt..  Cash used by investing activities was $34,452, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash decreased cash balances by $11,252.

For the nine-month period ending June 30, 2014, the Company’s cash position, including access to cash through a revolving line of credit, increased by $745. Net cash provided by operating activities was $66,912. Cash used by financing activities was $28,244 which was primarily a result of bank loans of $40,020.  Cash used by investing activities was $6,369, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash decreased cash balances by $31,554.

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

