Form 10-K
period 2015-09-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2016-02-19
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2015

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

Common Stock, par value $.0001 (Title of class)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2015 is approximately $2,095,115 (based on its reported last sale price by the OTC Bulletin Board).

The number of shares outstanding of the registrant’s common stock as of February 18, 2016 is 84,304,627

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

During the year 2015 we have been in disadvantaged situation as some of our distributors did not perform as per our expectations, mainly because of their economic situations, resulting in low increases in our consolidated revenues of $544,816 or 28 % in comparison to fiscal year 2014 of $425,487.

Our Russian Distributor, who after making their first order which was paid for and shipped, had to put a hold on all scheduled sales after the Ukraine war started. As a result no product has been sold to our Russian distributor.

Other economic and private situations happened in other countries, South Korea and Mexico, to name few. Our Chinese partners had many delays in obtaining different certifications and price index in the province in which they had applied, resulting in loss of sales and orders to MIT Canada. This situation persisted during the entire year and impacted both revenue and cash flow throughout the year. At the same time, we have continued to focus on carefully managing our fixed operating expenses, making our 2015 year sales better than 2014.

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

MIT’s marketing and sales strategies in the medium and long term are the following:

●	Conduct more trials with renowned doctors to respond to new needs in the medical community.
●	Hire and train qualified marketing representatives with international experiences.
●	Searching for new dynamic and experience distributors worldwide.

New products for 2016:

MIT experienced a delay in introducing the two new products mentioned in our Fiscal year 10K 2015:

1.	MED-JET MIT H-4 will target all vaccination clinics, hospitals, and many other departments that have needs for single use disposable cartridge biologic injections.
2.	MINI-JET for day old chick vaccination in hatcheries.
3.	During the last quarter of 2015 we had the opportunity to introduce our two new products and had very good market reaction that will help us achieve our objectives for 2016.

●	The first new product MED-JET MIT H-4 will be used in different market for human vaccination and other medications in different countries including Africa, Asia and the Middle East.
●	The second new product MINI-JET will be introduced in different market for day old chick’s vaccination in different countries including USA, Canada, Europe, Africa, Asia and the Middle East.

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

From the Department of Dermatology.St.Luc Hospital.Centre Hospitalier de l’Universite´ de Montreal (CHUM), Montreal, QC. Address reprint requests to: Melissa Nantel-Battista, MD, FRCPC. Department of Dermatology, St. Luc Hospital, CHUM, 264 Rene-Levesque, Est., Montreal, QC H2X 1P1; e-mail: melissa.nantel-battista@umontreal.ca

DOI 10.2310/7750.2013.13078

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

The introduction of our Agro-Jet needle-free injector for animal application did not progress as well as believed. Our veterinary staff has successfully trained our distributors in various regions, and the distributors didn’t market the product as per our understanding. The Company has re-discussed with our distributors and we now expect that these efforts will result in sales growth in fiscal year 2015/2016.

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

Every year we face with new challenges, in 2015 these challenges were significant and only added to the hurdles we face in trying to achieve and realize positive results with the above business strategies we have outlined. During 2015, there were some significant distribution potential agreements, which did not materialize as expected even though there was strong interest in our products. In addition some of the countries, namely Russia, South Korea and Mexico, to name few, had very bad economical situations in their respective countries, Our Chinese partners had many delays in obtaining different certifications and price index in the province they had applied resulting in loss of sale and orders to MIT Canada, furthermore this situation persisted during the entire year impacted both revenue and cash flow throughout the year, at the same time we have continued to focus on carefully managing our fixed operating expenses

While revenues in 2015 were higher than in 2014, we have taken actions related to both revenue and cash management in an attempt to improve our results. Such actions has included focusing by Mr. Karim Menassa on increasing sales of our devices to our existing and active distributors and agents, giving them full support in their endeavour to sell our products. We have also opened three new Countries, Israel, Vietnam and Thailand. We are also exploring new options in regards to new possible joint ventures in marketing, sales and training centers in collaboration with distributors and doctors / nurses.

Our 2015 revenues and results of operations same as previous years have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results, including the following:

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

Description of our Products

Focusing on existing salable product line:

Human applications:

●	MED-JET Model MIT-MBX.(Medical, Cosmetic dermatology and Mesotherapy applications)
●	MED-JET Model MIT-H-III.(Medical,Cosmetic dermatology and Mesotherapy applications)
●	MED-JET Model MIT-MESO-JET. (Medical, Cosmetic dermatology and Mesotherapy applications)
●	MED-JET Model MIT-H4. (Single and Mass vaccination, uses auto-disabling single shot disposable cartridge to eliminate the possibility of both pre-injection contamination and post-injection cross-contamination

Animal applications:

●	AGRO-JET Model MIT-II (Small farm animal vaccination)
●	AGRO-JET Model MIT-III (Up to 50Kg animal vaccination)
●	AGRO-JET Model MIT-V(Pets clinic use vaccination)
●	AGRO-JET Model MIT-5D(Pets clinic use vaccination, uses auto-disabling single shot disposable cartridge to eliminate the possibility of both pre-injection contamination and post-injection cross-contamination
●	AGRO-JET Model MIT-VI(live stock vaccination)
●	AGRO-JET Model MIT-X(live stock vaccination)
●	AGRO-JET Model MIT-NBM (Small farm animal vaccination)
●	AVIAN-JET(Poultry vaccination)
●	MINI-JET (day old chick vaccination)

Medical International Technology Inc. will focus its Marketing and sales on the salable products line in the Human and Animal applications to their existing Distributors and Agents. The only new product that will be introduced in 2015/2016 will be the MED-JET H4 and the MINI-JET for day old chick vaccination.

MIT’s patented technology has received approval in several countries worldwide. The Company expects that the new products will be no exception.

The Company will do a new attempt in 2016 to achieve the US FDA 510K certification taking in consideration the new regulations.

In the coming two fiscal years 2016 and 2017, MIT intent is to focus primarily on the marketing and sales of its existing products and the two new products namely MED-JET H4 for humans and the MINI-JET for day old chicks.

Market Breakdown

Human applications:

In the next fiscal year 2016, the Company plans to expand its market for cosmetic dermatology, plastic surgery, and general practitioner for single and mass injections.  It will do so through the use of the Med-Jet models MIT MBX, the MESO-JET and MIT-H-III. The Company will also introduce to few specific markets the new MED-JET H4 for single vaccine and other biologic injections.

Animal applications:

In the next fiscal year 2016, the Company plans to Market and sell its existing AGRO-JET line of products and its new MINI-JET for day old chick vaccination.

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

●	We need to increase sales.
●	We need to raise Capital in 2016 to continue operations.
●	Sufficient Capital may not be available.
●	If available, may be subject to important conditions.
●	The unavailability of Capital could adversely affect our business and cause us to cease operations.

We continue to monitor our operation and cash flow daily as we have always done, we can also take drastic measures to reduce our expenditure rate. However, if we do not increase our sales, enter into one or more Agent, Distribution agreements increase sales, we may need to do one or more of the following to provide additional resources during 2016:

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

Item 2. Properties

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2015.  The company has signed for six more years until December 31, 2021.  The lease calls for a monthly rent of $4,248 (CND). Rent expense for the years ended September 30, 2015 and 2014 was approximately $43,200 and $47,600, respectively.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently listed on the OTCBB under the symbol “MDLH.” As of September 30, 2015, 84,304,627 shares of our common stock were issued and outstanding.

Of the 84,304,627 shares of our common stock issued and outstanding, 68,964,408 of such shares are restricted shares. None of these restricted shares are eligible for resale absent registration or an exemption from registration.

Price Range of Common Stock

The following table sets forth the high and low trade information for our common stock for each quarter for the previous two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal Year 2014
First quarter ended December 31, 2013	$.05	$.02
Second quarter ended March 31, 2014	$.17	$02
Third quarter ended June 30, 2014	$.05	$.02
Fourth quarter ended September 30, 2014	$.03	$.02

Fiscal Year 2015
First quarter ended December 31, 2014	$.05	$.01
Second quarter ended March 31, 2015	$.02	$.01
Third quarter ended June 30, 2015	$.01	$.01
Fourth quarter ended September 30, 2015	$.01	$.01

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

The introduction of our Agro-Jet needle-free injector for animal application did not progress as well as believed. Our veterinary staff has successfully trained our distributors in various regions, and the distributors didn’t market the product as per our understanding. The Company has re-discussed with our distributors and we now expect that these efforts will result in sales growth in fiscal year 2015/2016.

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

Every year we face with new challenges, in 2015 these challenges were significant and only added to the hurdles we face in trying to achieve and realize positive results with the above business strategies we have outlined. During 2015, there were some significant distribution potential agreements, which did not materialize as expected even though there was strong interest in our products. In addition some of the countries, namely Russia, South Korea and Mexico, to name few, had very bad economical situations in their respective countries, Our Chinese partners had many delays in obtaining different certifications and price index in the province they had applied resulting in loss of sale and orders to MIT Canada, furthermore this situation persisted during the entire year impacted both revenue and cash flow throughout the year, at the same time we have continued to focus on carefully managing our fixed operating expenses

While revenues in 2015 were higher than in 2014, we have taken actions related to both revenue and cash management in an attempt to improve our results. Such actions has included focusing by Mr. Karim Menassa on increasing sales of our devices to our existing and active distributors and agents, giving them full support in their endeavour to sell our products. We have also opened three new Countries, Israel, Vietnam and Thailand. We are also exploring new options in regards to new possible joint ventures in marketing, sales and training centers in collaboration with distributors and doctors / nurses.

Our 2015 revenues and results of operations same as previous years have fluctuated and can be expected to continue to fluctuate significantly from quarter to quarter and from year to year. Various factors may affect quarterly and yearly operating results, including the following:

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

Results of Operations

Comparison for the year ended September 30, 2015 to the year ended September 30, 2014

The following table presents the statement of operations for the year ended September 30, 2015 as compared to the year ended September 30, 2014. The discussion following the table is based on these results.

	Years Ended September 30,
	2015	2014

Revenues	$544,816	$425,487
Cost of sales	292,809	88,439
Gross profit	252,007	337,048

Operating expenses

Selling, general and administrative expenses	294,644	405,275
Total operating expenses	294,644	405,275
Operating income (loss)	(42,637)	(68,227)

Other:
Interest expense	(18,450)	(11,737)
Total other income (expense)	(18,450)	(11,737)

Net income (loss)	$(61,087)	$(79,964)

Revenues

The Company’s consolidated revenues increased by $119,329 or 28% to $544,816during the fiscal year ending September 30, 2015. This low growing of revenues was primarily due to the market situation in general.

Our Russian distributor started the year purchasing their first order. The order was paid for and shipped. Thereafter, the Ukraine war started and the distributor had to put a hold on all scheduled sales pending the situation. No other product has been sold to our Russian distributor.

Other economic and private situations happened in other countries. South Korea and Mexico, to name few, had very bad economic situations in their respective countries. Our Chinese partners had many delays in obtaining different certifications and price index in the province they had applied resulting in loss of sale and orders to MIT Canada, furthermore this situation persisted during the entire year impacting both revenue and cash flow throughout the year. At the same time, we have continued to focus on carefully managing our fixed operating expenses making our 2015 year sales very difficult and stressful.

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

Cost of Sales

The cost of sales increased by $204,370 in 2015. This increase was directly related to our increase sales in 2015, and our ability to monitor our operation and cash flow daily as we have always done.

Gross Profit

The gross profit decreased by 25% for the year ending September 30, 2015. This decrease is due primarily as some of our distributors did not perform as per our expectations, mainly because of their economic situations, resulting in a low increase of sales in our consolidated revenues of $544,816 or 28 % in comparison to the year end 2014 of $425,487.

Our Russian distributor who has started the year purchasing the first order, the order was paid for and shipped, thereafter the Ukraine war started and the distributor had to put a hold on all scheduled sales pending the situations far not a single product has been sold to our Russian distributor.

Other economic and private situations happened in other countries. South Korea and Mexico, to name few, had very bad economic situations in their respective countries. Our Chinese partners had many delays in obtaining different certifications and price index in the province they had applied resulting in loss of sale and orders to MIT Canada, furthermore this situation persisted during the entire year impacting both revenue and cash flow throughout the year. At the same time, we have continued to focus on carefully managing our fixed operating expenses making our 2015 year sales very difficult and stressful.

Operating Expenses

We have managed to reduce our cost in our operations in general and were directly related to our reduced sales in 2015, and our ability to monitor our operation and cash flow daily including; selling, general and administrative expenses and the results was a decrease by $110,631 to $294,644 during the fiscal year ended September 30, 2015.

Liquidity and Capital Resources

During the fiscal year ending September 30, 2015 the Company’s cash position decreased by $33,767. Net cash provided by operating activities was $61,710, resulting primarily from inventories.  Net cash used in financing activities was $47,938, resulting primarily from repayment of bank loans of $51,225.  Net cash used by investing activities was $32,975 resulting primarily from the acquisition of patents.  The effect of exchange rates on cash during fiscal 2015 resulted in decrease in cash value of $14,564.

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

The Company has reported accumulated losses since inception of $12,330,450, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements for the continuing operations of the Company. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

During the year ended September 30, 2015, 500,000 shares of common stock were issued for the settlement of a $50,000 advance from a related party.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, which amends ASU No. 2014-09. As a result, the effective date will be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018. The adoption will use one of two retrospective application methods. The company has not determined the potential effects on the consolidated financial statements.

On February 18, 2015, the FASB and the International Accounting Standards Board issued a final standard that amends the current consolidation guidance. The standard amends both the variable interest entity and voting interest entity consolidation models. The standard is effective for public reporting entities in fiscal periods beginning after December 15, 2015, and early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on the consolidated financial statements.

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

Medical International Technology, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Medical International Technology, Inc.

We have audited the accompanying consolidated balance sheets of Medical International Technology, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 2015 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical International Technology, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

February 18, 2016

 MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014

Assets
Current assets
Cash and cash equivalents	$-	$33,767
Accounts receivable, net	57,031	1,461
Inventories	210,579	326,348
Prepaid expenses	7,183	4,965
Total current assets	274,793	366,541
Property and Equipment
Tooling and machinery	558,706	654,976
Furniture and office equipment	128,163	153,157
Leasehold improvements	22,871	27,331
Total property and equipment	709,740	835,464
Less accumulated depreciation	(578,738)	(623,452)
Total property and equipment, net	131,002	212,012

Patents (net of accumulated amortization of $56,993 and $40,625)	53,041	58,226
Total assets	$458,836	$636,779

Liabilities and Stockholder's Equity

Current liabilities
Line of credit	$74,663	$71,376
Accounts payable and accrued expenses	109,712	123,931
Advance from related party	-	50,000
Current portion of long term debt	35,795	44,222
Total current liabilities	220,170	289,529
Long-Term Debt	-	42,798
Notes to related parties	30,000	30,000
Total liabilities	250,170	362,327
Commitments
Stockholder's Equity
Preferred stock, $.0001 par value; 3,000,000 shares authorized; No issued and outstanding shares.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 84,304,627 and 83,804,627 issued and outstanding, respectively	8,430	7,979
Additional paid-in capital	12,917,025	12,867,476
Accumulated deficit	(12,330,450)	(12,269,363)
Other comprehensive income (loss)	(386,339)	(331,640)
Total Stockholder's Equity	208,666	274,452

Total Liabilities and Stockholder's Equity	$458,836	$636,779

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2015	2014

Revenues	$544,816	$425,487
Cost of sales	292,809	88,439
Gross profit	252,007	337,048

Operating expenses
Selling, general and administrative expenses	294,644	405,275
Total operating expenses	294,644	405,275

Operating income (loss)	(42,637)	(68,227)

Other income (loss)
Interest expense	(18,450)	(11,737)
Total other income (expense)	(18,450)	(11,737)

Net Income ( loss)	$(61,087)	$(79,964)

Net Income ( loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	84,266,271	83,804,627

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
	2015	2014

Net income (loss)	$(61,087)	$(79,964)
Other comprehensive income (loss)
Foreign currency translation adjustment	(54,699)	68,467
Comprehensive income (loss)	$(115,786)	$(11,497)

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - September 30, 2013	83,804,627	$7,979	$12,867,476	$(12,189,399)	$686,056

Net loss for the year ended September 30, 2014	-	-	-	(79,964)	(79,964)

Balance - September 30, 2014	83,804,627	$7,979	$12,867,476	$(12,269,363)	$606,092

Common stock issued for the settlement of debt	500,000	451	49,549	-	50,000

Net loss for the year ended September 30, 2015	-	-	-	(61,087)	(61,087)

Balance - September 30, 2015	84,304,627	$8,430	$12,917,025	$(12,330,450)	$595,005

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(61,087)	$(79,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	79,035	81,097
Changes in:
Accounts receivable	(55,570)	64,748
Inventories	115,769	(32,655)
Prepaid expenses	(2,218)	28,765
Accounts payable and accrued liabilities	(14,219)	1,987
Net cash provided by operating activities	61,710	63,978

Cash flows from investing activities:
Acquisition of patents	(22,358)	(26,774)
Tooling and machinery	(10,617)	-
Net cash used by investing activities	(32,975)	(26,774)

Cash flows from financing activities:
Line of credit	3,287	8,176
Repayment on notes payable	(51,225)	(56,028)
Increase in amounts due to related parties	-	80,000
Net cash provided by (used in) financing activities	(47,938)	32,148

Effect of exchange rates	(14,564)	(36,605)

Increase (decrease) in cash	(33,767)	32,747
Cash, beginning of period	33,767	1,020
Cash, end of period	$-	$33,767
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,064	$13,247
Cash paid for federal income taxes	$-	$-
Supplemental disclosure for non-cash transactions
Common stock issued for debt	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2015 and 2014

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

Going Concern:

The Company has accumulated losses of $12,330,450 since inception and has stockholder’s equity of $258,666 at September 30, 2015. These factors, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2015 and 2014

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

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method. Depreciation expense for the years ended September 30, 2015 and 2014 was $57,028 and $61,327, respectively.

Long-Lived Assets

FASB Accounting Standards Codification 360-10-40, “Property, Plant, and Equipment, Impairment of Disposal of Long-Lived Assets” (ASC 360-10-40), requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent our best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with ASC 360-10-40 is permanent and may not be restored. As of September 30, 2015, we had not recognized any impairment of long-lived assets in connection with ASC 360-10-40 based on our reviews.

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

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2015 and 2014

Net Income (loss) per Common Share

Basic earnings per share (“EPS”) are computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants. For the years ended September 30, 2015 and 2014, there were no dilutive effects of such securities as the Company either had no potentially dilutive shares outstanding or had incurred a net loss in the period.  At September 30, 2015, and 2014 the Company had no outstanding warrants or options to purchase common shares.

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September 30, 2015 and 2014 there were no amounts that had been accrued in respect to uncertain tax positions.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, which amends ASU No. 2014-09. As a result, the effective date will be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018. The adoption will use one of two retrospective application methods. The company has not determined the potential effects on the consolidated financial statements.

On February 18, 2015, the FASB and the International Accounting Standards Board issued a final standard that amends the current consolidation guidance. The standard amends both the variable interest entity and voting interest entity consolidation models. The standard is effective for public reporting entities in fiscal periods beginning after December 15, 2015, and early adoption is permitted. The Company is evaluating the impact, if any, of adopting this new accounting guidance on the consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2015 and 2014

Note 3 – Inventories

Inventories at September 30, 2015 and 2014 consist of the following:

	2015	2014
Raw materials	$136,842	$195,838
Work in process	51,511	106,696
Finished goods	22,226	23,814
Total	$210,579	$326,348

Note 4 – Patents

As of September 30, 2015, the Company has net patents on certain technologies aggregating $53,041. Amortization expense for the years ended September 30, 2015 and 2014 was $22,007 and $19,770, respectively. During the year ended September 30, 2015, the Company capitalized patent costs on its needle-free injector of $22,358.  Following is a detail of patents at September 30, 2015.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$110,034	$56,993	$53,041	5

Note 5 – Joint Venture Agreement

On May 6, 2009, the Company entered into a certain joint venture agreement (the “Joint Venture Agreement”) with Jiangsu Hualan Biotechnology Ltd. (China) (“Jiangsu Hualan”).   Pursuant to the Joint Venture Agreement, the parties established a joint venture company, Jiangsu Hualan MIT Medical Technology (MIT China) Ltd. (“MIT China” or the “Joint Venture”), focusing on research, production and sales of medical equipments, import and export of medical equipments and components products, especially Needle-Free Jet Injector products. The total investment by the Joint Venture shall amount to $2,000,000. and the registered capital shall amount to $1,400,000.  The Company invested cash of $426,678 and transferred the license rights to produce and sell the Company’s needle-free injectors products into the Joint Venture.  The license rights were valued at $280,000 under the agreement.  The contributions by the Company resulted in the Company owning 49% of the registered capital of the Joint Venture.  Jiangsu Hualan contributed cash of $714,000, and owns 51% of the registered capital.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2015 and 2014

Under the agreement, the Company appointed 1 member to the Board of Directors of the Joint Venture and Jiangsu Hualan appointed 2 members to the Board of Directors.  Profits of the Joint Venture will be paid based on each party’s investment in the registered capital.

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. Under the equity method of accounting, losses in the venture are not recorded if the losses cause the carrying value to be negative and there is no requirement of the Company to contribute additional capital. Under the MIT China Joint Venture Agreement, the Company is not required to contribute additional capital, therefore the Company is not recognizing losses in the venture for 2015 and 2014, as this would cause the carrying value to be negative. Had the Company recognized its share of the losses related to the venture, the Company would have recognized losses of approximately $(284,000) and $(356,000) for the years ended September 30, 2015 and 2014, respectively.

The following table presents summarized financial information for the MIT China Joint Venture (in thousands):

Income Statement data:	Year Ended September 30, 2015	Year Ended September 30, 2014
Net loss	(637)	(798)

Balance sheet data:	Year Ended September 30, 2015	Year Ended September 30, 2014
Current assets	$3,411	$3,635
Noncurrent assets	2,819	2,640
Current liabilities	3,501	4,168
Noncurrent liabilities	1,258	—
Equity	1,471	2,108

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2015 and 2014

During the year ended September 30, 2015, the Company had $230,520 in sales of products to the joint venture. As of September 30, 2015, the Company had a receivable from the joint venture of $51,165.

During the year ended September 30, 2014, the Company had $76,931 in sales of products to the joint venture.

Note 6 – Line of Credit

The Company, through a hypothec agreement, has a line of credit up to a maximum of $100,000. The line is secured by Investissement Quebec (a Quebec government entity) and by Karim Menassa (personally) and by account receivables, inventories, equipment and all other assets of the Company. The line bears interest at the prime rate plus 2.5% (5.75% at September 30, 2015). At September 30, 2015 and 2014, the Company had $74,663 and $71,376 outstanding under the agreement.

Note 7 – Related Party Transactions

As of September 30, 2015, the Company had two unsecured notes due to related parties totaling $30,000 that bear interest at 8% and are due December 15, 2015.

As of September 30, 2014, the Company had an unsecured advance from a shareholder of $50,000. This advance bears no interest and was converted to 500,000 common shares during 2015.

During 2015 and 2014, the Company paid approximately $123,600 and $133,000, respectively to a company owned by the President and CEO for consulting fees.

Note 8 – Income Taxes

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry-forwards, accrued expenses and basis differences in fixed assets.

The Company’s effective tax rate differs from the Federal statutory rates due to the valuation allowance recorded for the unused net operating loss carry-forwards deferred tax asset. The company has operating losses aggregating approximately $12.3 million, which can be used to reduce future taxable income. Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset needed to be reserved given recent losses. The total valuation allowance at September 30, 2015 and 2014 was $12.3 million and $12.3 million, respectively.

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

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2015 and 2014

Note 9 – Stockholders’ Equity (Deficit)

Issuance of Common Stock

Year Ended September 30, 2015

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the year ended September 30, 2015, there were 500,000 shares of common stock issuances for the settlement of a related party advance in the amount of $50,000.

Year Ended September 30, 2014

For the year ended September 30, 2014, there were no common stock issuances.

Preferred Stock

As of September 30, 2015, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of September 30, 2015 and 2014, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

As of September 30, 2015 and 2014, there are no options outstanding to purchase shares of the Company’s common stock.

Note 10 – Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2021.   The lease calls for a monthly rent of $4,248 (CND) Rent expense for the years ended September 30, 2015 and 2014 was approximately $43,200 and $47,600, respectively.

Future minimum lease commitments pertaining to the lease in Canadian Dollars areas follows:

Year ended

September 30, 2016	$50,976

September 30, 2017	$50,976

September 30, 2018	$50,976

September 30, 2019	$50,976

September 30, 2020	$50,976

September 30, 2021	$50,976

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED September 30, 2015 and 2014

Note 11 – Notes Payable

Long-term debt consists of the following at September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Note payable to a bank, bearing interest at prime plus 3% (6.25% at September 30, 2015), secured by equipment, due December 20, 2016.	$24,515	$55,572
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installments of $5,035 (CND) through May 2016	11,280	31,448
Total long-term debt	35,795	87,020
Current portion of long-term debt	35,795	(44,222)

Long-term debt, net of current portion	$-	$42,798

NOTE 12 –  Customer Concentration

 The Company had two customers that represented approximately 41%and 30% of revenues for the year ended September 30, 2015.  The Company had three customers that represented approximately 33%, 20% and 18% of revenues for the year ended September 30, 2014.  One customer accounted for 90%of accounts receivable at September 30, 2015.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on that assessment, our management has determined that as of September 30, 2015, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fourth quarter of the fiscal year ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our directors and executive officers are as follows:

Name and Address	Age	Position(s)
Karim Menassa	64	President, Chief Executive Officer, Chief Financial Officer, interim Secretary, Director.
		Principal Financial Officer, Principal Accounting Officer and Director

Mr. Karim Menassa, 64, serves as the President, Chief Executive Officer, Chief Financial Officer, and interim Secretary of the Company since June 27, 2002. Mr. Menassa also serves as a member of the Board of Directors of the Company. Mr. Menassa has developed many state-of-the-art, efficient and reliable devices, and has marketed various medical devices in more than 60 countries. Mr. Menassa obtained a degree in Precision Mechanics Design from the InstitutoSalesiano Don Bosco in Cairo, Egypt.

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

The Board of Directors held no meetings during the year ended September 30, 2015, but conducted board activities through unanimous consent board resolutions in lieu of meetings.

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended September 30, 2015 were filed.

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

Item 11. Executive Compensation

Compensation Summary

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2015 and 2014. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Karim Menassa, CEO, President, CFO.	2015	$0	0	0	0	0	0	0	$0
Interim Secretary and Chairman of the Board	2014	$0	0	0	0	0	0	0	$0

As of September 30, 2015, the Company had no group life; health, hospitalization, medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Compensation of Directors

We do not pay members of our Board of Directors any fees for attendance or sireurse them for any out-of-pocurred by them in connection with our business.

Employment Agreements

No formal employment agreements exist with any officer or employee.

Long-Term Incentive Plan

The Company has a 2015 stock incentive plan under which directors are authorized to grant incentive stock options, to a maximum of five million (5,000,000) of the issued and outstanding shares, to directors, employees and consultants of the Company. The plan provides both for the direct award or sale of shares and for the grant of options to purchase shares.  There are no shares issued or outstanding under the plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of September 30, 2015 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

	Amount and Nature of	Percent of
Name and Address Of Beneficial Holder	Beneficial Ownership	Common Stock (1)

Karim Menassa (2)
President, CEO, CFO, Director
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E7	34,135,692	40.49%

The Estate of Michel Bayouk
1872 Beaulac, Ville Saint-Laurent
Montreal, Quebec, Canada HR4 2E9	4,522,560	5.39%

Sun Yi
13 Building 6 Renmin University
#175 Haidian Road, HaidianDist.A
Beijing, China	4,928,576	5.88%

Les Consultants RainvilleTossounian& Associes Inc.
1585 ST LOUIS, ST LAZARE QUEBEC, J7T-1Z1, Canada	5,192,000	6.19%
Officers and Directors as a Group	34,135,692	40.49%

(1) Based on 84,304,627 shares issued and outstanding as of September 30, 2015.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending September 30, 2015 and 2014 were: $21,500 and $15,000 respectively.

Audit Related Fees

There were no fees for audit related services for the years ended September 30, 2015 and 2014.

Tax Fees

The Company did not incur any fees for the fiscal years ended September 30, 2015 and 2014 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2015 and 2014.

Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending September 30, 2015. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

Medical International Technology, Inc.

Date: February 18th, 2016	By:	/s/ Karim Menassa
Karim Menassa
President and Principal Executive Officer, Principal Financial Officer, interim Secretary, Director (Duly Authorized Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 18th day of February, 2016 by the following persons on behalf of the registrant in the capacities indicated:

/s/ Karim Menassa	President and Principal Executive Officer, Principal Financial Officer, interim Secretary, Director
Karim Menassa

