Form 10-Q
period 2015-12-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2016-11-07
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2016 was 84,304,627.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

FORM 10-Q

December 31, 2015

(Unaudited)

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

In our last year end financials (2015) we explained the benefits and the disadvantages of such a business model working with distributors. “The disadvantages are when the distributor for different reasons being political, economical or personnel could not perform as expected resulting in loss of sales and profits.”

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

MIT’s marketing and sales strategies in the medium and long term are the following:

●	Conduct more trials with renowned doctors to respond to new needs in the medical community.
●	Hire and train qualified marketing representatives with international experiences.
●	Searching for new dynamic and experience distributors worldwide.

New products in 2015:

MIT introduced in the second and third quarter of 2015 two new products:

1.	MED-JET MIT H-4 targeted all vaccination clinics, hospitals, and many other departments that had needs for single use disposable cartridge biologic injections.
2.	MINI-JET for day old chick vaccination in hatcheries.

●	The first new product MED-JET MIT H-4 was used in different markets for human vaccination and other medications in different countries including Africa, Asia and the Middle East.
●	The second new product MINI-JET was introduced in different markets for day old chick’s vaccination in different countries including USA, Canada, Europe, Africa, Asia and the Middle East.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2015	September 30, 2015

Assets
Current Assets
Cash and cash equivalents	$110,160	$-
Accounts receivable, net of allowance for bad debt of $7,300 at December 31, 2015	45,270	57,031
Inventories	206,801	210,579
Prepaid expenses	6,345	7,183

Total Current Assets	368,576	274,793

Property and Equipment
Tooling and machinery	540,671	558,706
Furniture and office equipment	124,025	128,163
Leasehold improvements	22,133	22,871
	686,829	709,740

Less accumulated depreciation	(581,044)	(578,738)
Total property and equipment, net	105,785	131,002
Other Assets
Patents (net of accumulated amortization of $61,595 and $56,993)	57,716	53,041
Total assets	$532,077	$458,836

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2015	September 30, 2015

Liabilities and Stockholders' Equity
Current Liabilities
Bank line	$-	$74,663
Deferred income	13,034	-
Accounts payable and accrued expenses	59,986	109,712
Amounts due to related parties	-	30,000
Short term borrowings	300,000
Current portion of long term debts	25,683	35,795
Total Liabilities	398,703	250,170

Commitments

Stockholders' Equity
Preferred stock, $.0001 par value; 3,000,000 shares authorized; no issued and outstanding shares as of December 31, 2015 and September 30, 2015.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 84,304,627 issued and outstanding as of December 31, 2015 and September 30, 2015.	8,430	8,430
Additional paid-in capital	12,917,025	12,917,025
Accumulated deficit	(12,391,079)	(12,330,450)
Other comprehensive loss	(401,002)	(386,339)

Total Stockholders' Equity	133,374	208,666
Total Liabilities and Stockholders' Equity	$532,077	$458,836

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Period Ended December 31,
	2015	2014
Sales	$151,237	$132,998
Cost of sales	(41,696)	(42,784)
Gross profit	109,541	90,214

Operating expenses
Selling, general, and administrative expenses	(168,838)	(99,061)
Total operating expenses	(168,838)	(99,061)

Loss from operations	(59,297)	(8,847)

Other Income (Expense)
Interest	164	295
Interest expense	(1,496)	(2,398)
Other income (expense), net	(1,332)	(2,103)

Net Loss	$(60,629)	$(10,950)

Net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	84,304,627	83,804,627

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-Month Period Ended
	December 31,	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(60,629)	$(10,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization expense	29,324	21,846

Changes in:
Accounts receivable	11,761	(20,224)
Inventories	3,778	19,708
Prepaid expenses	838	(3,747)
Accounts payable and accrued liabilities	(49,725)	25,760
Deferred income	13,034	3,966
Net cash provided (used) by operating activities	(51,619)	36,359

Cash flows from investing activities:
Acquisition of patents	(11,430)	(7,557)
Tooling and machinery	-	(4,613)
Net cash used by investing activities	(11,430)	(12,170)

Cash flows from financing activities:
Bank line	(74,663)	6,204
Bank loans	(10,112)	(13,632)
Proceeds from short term borrowings	300,000	-
Decrease in amounts due to related parties	(30,000)	(20,000)
Repayment on notes payable	-	(30,000)
Net cash used by financing activities	185,225	(57,428)

Effect of exchange rates	(12,016)	2,809

Increase (decrease) in cash	110,160	(30,430)
Cash, beginning of period	-	33,767
Cash, end of period	$110,160	$3,337
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,496	$2,398
Cash paid for federal income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Net loss	$(60,629)	$(10,950)
Other comprehensive loss
Foreign currency translation adjustment	(14,663)	(8,953)

Net comprehensive loss	$(75,292)	$(19,903)

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.

Notes to Financial Statements

December 31, 2015

(Unaudited)

Note 1 – Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Medical International Technology, Inc. (“MIT” or the “Company”) and its subsidiary (collectively referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2015 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2016. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Note 2 – Inventories

Inventories at December 31, 2015 and September 30, 2015 consist of the following:

	December 31, 2015	September 30, 2015
Raw materials	$137,361	$136,842
Work in process	47,180	51,511
Finished goods	22,260	22,226
Total	$206,801	$210,579

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the three months ended December 31, 2015 and 2014 was $23,358 and $16,813, respectively.

Medical International Technology, Inc.

Notes to Financial Statements

December 31, 2015

(Unaudited)

Note 4 – Intangible Assets

As of December 31, 2015 the Company has net patents on certain technologies aggregating $57,716. Amortization expense for the three months ended December 31, 2015 and 2014 were $5,966 and $5,033, respectively. During the three months ended December 31, 2015, the Company capitalized patent costs on its needle-free injector of $11,430.  Following is a detail of patents at December 31, 2015.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$119,310	$61,594	$57,716	7.5 through 15

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of December 31, 2015 and September 30, 2015, the Company’s had no recorded investment remaining in the MIT China.

During the three months ended December 31, 2015, the Company had $43,830 in sales of products to the joint venture. As of December 31, 2015 and September 30, 2015, the Company had a receivable from the joint venture of $45,270 and $51,165, respectively.

During the three months ended December 31, 2014, the Company had $66,290 in sales of products to the joint venture.

Medical International Technology, Inc.

Notes to Financial Statements

December 31, 2015

(Unaudited)

Note 6 – Bank Line

The Company, through a hypothec agreement, has a line of credit up to a maximum of $100,000. The line is secured by Investissement Quebec (a Quebec government entity) and by Karim Menassa (personally) and by account receivables, inventories, equipment and all other assets of the Company. The line bears interest at the prime rate plus 2.5% (5.75% at September 30, 2015). At December 31, 2015 and September 30, 2015, the Company had $0 and $74,663 outstanding under the agreement.

Note 7 – Related Party Transactions

Related party balances consist of the following at December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Payable to 9211-0766 Quebec Inc bearing interest at 8% and due December 31, 2015	$-	$30,000

During the three months ended December 31, 2015 and 2014, the Company paid approximately $82,000 and $48,000 to a company owned by the President and CEO for consulting fees.

Note 8 – Stockholders' Equity (Deficit)

Issuance of Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the quarter ended December 31, 2015, there was no common stock issuance.

Preferred Stock

As of December 31, 2015, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of December 31, 2015 and 2014, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

There are no outstanding warrants

 Medical International Technology, Inc.

Notes to Financial Statements

December 31, 2015

(Unaudited)

Note 9 – Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2021. The lease calls for a monthly rent of $3,600 (CND). Rent expense for the three months ended December 31, 2015 was approximately $11,050.

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

December 31, 2016	$26,000
December 31, 2017	27,000
December 31, 2018	30,000
December 31, 2019	30,000
December 31, 2020	30,000
December 31, 2021	30,000
$173,000

Note 10 –Debt

Debt consists of the following at December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Note payable to a bank, bearing interest at prime plus 3% (6.25% at September 30, 2015), secured by equipment, due December 20, 2016.	$18,405	$24,515
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installments of $5,035 (CND) through May 2016.	7,278	11,280
Short term borrowing payable to an individual, bearing zero interest and no payment terms or maturity date	300,000	-
Total debt (all current)	$325,683	$35,795

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

Business Development

Expanding the product line:

Medical International Technology Inc. (“MIT or the “Company”) has been expanding financial resources in R&D in the last 5 years. MIT already has 5 products for the human market and 9 products for the animal market. The company has unveiled two new additions one for the human line and one for its animal line to our distributors.

MIT’s patented technology has received approval in several countries worldwide. The Company expects that the two new products will be no exception.

The Company has decided not to put any physical nor financial effort at this time in pursuing its efforts for the FDA certification and will resume its effort in fiscal year 2017/2018.

The Company has decided to put more effort in its existing products and existing market for the next three quarters and the year 2016/2017, in order to better consolidate and serve our existing distributors in different Countries.

Projected Sales and Market Breakdown

The following information will outline market expectations by category and timeframe:

Human applications:

The Company has decided for the next three quarters and the year 2016/2017 to put more effort in expanding our cosmetic dermatology, plastic surgery, podiatry market, it will do so through the use of the Med-Jet models MIT MBX, MIT-H-III and the MESO-JET.

Animal applications:

The Company has decided for the next three quarters and the year 2016/2017to put more effort in expanding the pork, cattle, and poultry markets, using our existing products for mass animal vaccination.

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

Results of Operations

Results of Operations for the three months ended December 31, 2015 and 2014

For the three-month period ended December 31, 2015 the Company experienced a loss net from operations of $60,629 which was primarily due to selling, general and administrative expenses of $168,836 and sales of $151,237. Gross profits for the period were $109,541.

For the three-month period ended December 31, 2014 the Company experienced a loss net from operations of $10,950 which was primarily due to selling, general and administrative expenses of $99,061 and sales of $132,998. Gross profits for the period were $90,214.

The growing net loss between the comparable quarters was due to increased sales as the Company continues to push its products into the market along with increased research and development costs. Sales for the three-month period ending December 31, 2015 were $151,237 compared to sales of $132,998 for the same period last year. Gross profits for the period ending December 31, 2015 represented 72% of sales, where gross profits for the same period last year represented 68% of sales.

Liquidity and Capital Resources

For the three-month period ending December 31, 2015, the Company’s cash position, including access to cash through a revolving line of credit, increased to $110,160. Net cash used in operating activities was $51,619. Cash used by financing activities was $185,225 which was primarily a result of short term borrowings of $300,000 net of amounts paid to related parties of $30,000 and repayment on bank line of $74,663.  Cash used by investing activities was $11,430, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash decreased cash balances by $12,016.

For the three-month period ending December 31, 2014, the Company’s cash position, including access to cash through a revolving line of credit, decreased to $3,337. Net cash provided by operating activities was $36,359. Cash used by financing activities was $57,428 which was primarily a result of amount due to related parties of $20,000 and repayment on notes payables of $30,000.  Cash used by investing activities was $12,470, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash increased cash balances by $2,809.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective due to lack of timely filing to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Medical International Technology, Inc.

Date: November 7, 2016	By:	/s/ Karim Menassa
Karim Menassa
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)

