Form 10-Q
period 2016-03-31
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2016-11-07
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

March 31, 2016

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

New products in 2015

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2016	September 30, 2015

Assets
Current Assets
Cash and cash equivalents	$555,478	$-
Accounts receivable, net of allowance for bad debts of $7,900 at March 31, 2016	34,736	57,031
Inventories	239,010	210,579
Prepaid expenses	11,602	7,183

Total Current Assets	840,826	274,793

Property and Equipment
Tooling and machinery	576,965	558,706
Furniture and office equipment	132,351	128,163
Leasehold improvements	23,618	22,871
	732,934	709,740

Less accumulated depreciation	(632,322)	(578,738)
Total property and equipment, net	100,612	131,002
Other Assets
Patents (net of accumulated amortization of $71,702 and $56,993)	61,597	53,041
Total assets	$1,003,035	$458,836

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2016	September 30, 2015

Liabilities and Stockholders' Equity
Current Liabilities
Bank line	$-	$74,663
Deferred income	12,877	-
Accounts payable and accrued expenses	55,665	109,712
Advance from related party	500,000	30,000
Short term borrowings	300,000	-
Current portion of long term debts	17,848	35,795
	886,390	250,170
Total Liabilities	886,390	250,170

Commitments

Stockholders' Equity
Preferred stock, $.0001 par value; 3,000,000 shares authorized; No issued and outstanding shares as of March 31, 2016 and September 30, 2015.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 84,304,627 issued and outstanding shares as of March 31, 2016 and September 30, 2015.	8,430	8,430

Additional paid-in capital	12,917,025	12,917,025
Accumulated deficit	(12,457,196)	(12,330,450)
Other comprehensive loss	(351,614)	(386,339)

Total Stockholders' Equity	116,645	208,666
Total Liabilities and Stockholders' Equity	$1,003,035	$458,836

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Period Ended March 31,		Six-Months Period Ended March 31,
	2016	2015	2016	2015
Sales	$90,013	$165,306	$241,250	$298,304
Cost of sales	(33,584)	(38,105)	(75,280)	(80,979)
Gross profit	56,429	127,201	165,970	217,325

Selling, general, and administrative expenses	(121,852)	(69,728)	(290,688)	(168,699)
	(121,852)	(69,728)	(290,688)	(168,699)

Profit (loss) from operations	(65,423)	57,473	(124,718)	48,626

Other Income (Expense)
Interest income	228	204	392	499
Interest expense	(924)	(2,931)	(2,420)	(5,329)
	(696)	(2,727)	(2,028)	(4,830)

Net profit (loss)	$(66,119)	$54,746	$(126,746)	$43,796

Basic profit (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Basic weighted average shares outstanding	84,304,627	84,304,627	84,304,627	84,304,627

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-Month Period Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(126,746)	$43,796
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization expense	54,076	41,221

Changes in:
Accounts receivable	22,295	(7,379)
Inventories	(28,431)	39,913
Prepaid expenses	(4,419)	(8,532)
Accounts payable and accrued liabilities	(54,047)	(87,484)
Deferred income	12,877	3,361
Net cash provided by (used by) operating activities	(124,395)	24,896

Cash flows from investing activities:
Acquisition of patents	(21,086)	(17,889)
Tooling and machinery	-	(11,212)
Net cash used by investing activities	(21,086)	(29,101)

Cash flows from financing activities:
Bank line	(74,663)	(411)
Bank loans	(17,947)	(29,665)
Proceeds from issuance of stock, net	-	50,000
Increase (decrease) in amounts due to related parties	470,000	(20,000)
Proceeds from short term borrowings	300,000	-
Repayment on notes payable	-	(30,000)
Net cash used by financing activities	677,390	(30,076)

Effect of exchange rates	23,569	45,424

Increase in cash	555,478	11,143
Cash, beginning of period	-	33,767
Cash, end of period	$555,478	$44,910
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,028	$5,329
Cash paid for federal income taxes	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015
Net income (loss)	$(126,746)	$43,796
Other comprehensive income (loss)
Foreign currency translation adjustment	34,725	7,671

Net comprehensive income (loss)	$(92,021)	$51,467

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.

Notes to Financial Statements

March 31, 2016

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended March 31, 2016 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2016. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Note 2 – Inventories

Inventories at March 31, 2016 and September 30, 2015 consist of the following:

	March 31, 2016	September 30, 2015
Raw materials	$153,108	$136,842
Work in process	52,635	51,511
Finished goods	33,267	22,226
Total	$239,010	$210,579

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the six months ended March 31, 2016 and 2015 was $40,746 and $31,260, respectively

Medical International Technology, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Note 4 – Intangible Assets

As of March 31, 2016 the Company has net patents on certain technologies aggregating $61,597. Amortization expense for the six months ended March 31, 2016 and 2015 were $13,330 and $9,961, respectively. During the six months ended March 31, 2016, the Company capitalized patent costs on its needle-free injector of $21,086.  Following is a detail of patents at March 31, 2016.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$133,299	$71,702	$61,597	7.5 through 15

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of March 31, 2016 and September 30, 2015, the Company’s had no recorded investment remaining in the MIT China.

During the six and three months ended March 31, 2016, the Company had $95,610 and $51,780 in sales of products to the joint venture. As of March 31, 2016 and September 30, 2015, the Company had a receivable from the joint venture of $32,390 and $51,165, respectively.

During the six and three months ended March 31, 2015, the Company had approximately $127,000 and $61,000 in sales of products to the joint venture.

As of March 31, 2016 and September 30, 2015, the Company had an advance from the joint venture of $500,000 and $0, respectively. The advance bears no interest and has no formal payment terms.

Medical International Technology, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Note 6 – Bank Line

The Company, through a hypothec agreement, has a line of credit up to a maximum of $100,000. The line is secured by Investissement Quebec (a Quebec government entity) and by Karim Menassa (personally) and by account receivables, inventories, equipment and all other assets of the Company. The line bears interest at the prime rate plus 2.5% (5.75% at September 30, 2015). At March 31, 2016 and September 30, 2015, the Company had $0 and $74,663 outstanding under the agreement.

Note 7 – Related Party Transactions

Related party balances consist of the following at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Payable to 9211-0766 Quebec Inc – interest at 8%, due December 31, 2015	$-	$30,000
Advance from MIT China – no interest, no maturity date	500,000	-
	$500,000	$30,000

During the six and three months ended March 31, 2016, the Company paid approximately $107,000 and $25,000 to a company owned by the President and CEO for consulting fees.

During the six and three months ended March 31, 2015, the Company paid approximately $56,300 and $8,300 to a company owned by the President and CEO for consulting fees.

Note 8 – Stockholders' Equity (Deficit)

Issuance of Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the three and six months ended March 31, 2016, there was no common stock issuance.

Preferred Stock

As of March 31, 2016, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of March 31, 2016 and 2015, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

There are no outstanding warrants

Medical International Technology, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Note 9 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2021. The lease calls for a monthly rent of $3,600 (CND). Rent expense for the three months ended March 31, 2016 was approximately $20,500.

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended

March 31, 2017	$27,000
March 31, 2018	30,000
March 31, 2019	30,000
March 31, 2020	30,000
March 31, 2021	30,000
$147,000

Note 10 –Debt

Debt consists of the following at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Note payable to a bank, bearing interest at prime plus 3% (6.25% at September 30, 2015), secured by equipment, due December 20, 2016.	$13,964	$24,515
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installments of $5,035 (CND) through May 2016.	3,884	11,280
Short term borrowing payable to an individual, bearing zero interest and no payment terms or maturity date	300,000	-
Total debt (all current)	$317,848	$35,795

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

The Company has decided to put more effort in its existing products and existing market for the next three quarters and the year 2016/2017, in order to better consolidate and serve our existing Distributor.

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

Animal applications:

The Company has decided for the next three quarters and the year 2016/2017 to put more effort in expanding the pork, cattle, and poultry markets, using our existing products for mass animal vaccination.

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

Results of Operations

Results of Operations for the three months ended March 31, 2016 and 2015

For the three-month period ended March 31, 2016 the Company experienced a loss net from operations of $65,423 which was primarily due to selling, general and administrative expenses of $121,852 and sales of $90,013. Gross profits for the period were $56,429.

For the three-month period ended March 31, 2015 the Company experienced a profit net from operations of $57,473 which was primarily due to selling, general and administrative expenses of $68,728 and sales of $165,306. Gross profits for the period were $127,201.

The growing net loss between the comparable quarters was due to decreased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the three-month period ending March 31, 2016 were $90,013 compared to sales of $165,306 for the same period last year. Gross profits for the three month period ending March 31, 2016 represented 63% of sales, where gross profits for the same period last year represented 77% of sales.

Results of Operations for the six months ended March 31, 2016 and 2015

For the six-month period ended March 31, 2016 the Company experienced a net loss from operations of $124,718 which was primarily due to selling, general and administrative expenses of $290,688 and sales of $241,250. Gross profits for the period were $165,970.

For the six-month period ended March 31, 2015 the Company experienced a net profit from operations of $48,626 which was primarily due to selling, general and administrative expenses of $168,699 and sales of $298,304. Gross profits for the period were $217,325.

The growing net loss between the comparable quarters was due to decreased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the six-month period ending March 31, 2016 were $241,250 compared to sales of $298,304 for the same period last year. Gross profits for the period ending March 31, 2016 represented 69% of sales, where gross profits for the same period last year represented 73% of sales.

Liquidity and Capital Resources

For the six-month period ending March 31, 2016, the Company’s cash position, including access to cash through a revolving line of credit, increased to $555,478. Net cash used in operating activities was $124,395. Cash used by financing activities was $677,390 which was primarily a result of net advances from related parties of $470,000 and repayment on bank line of $74,663.  Cash used by investing activities was $21,086, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash increased cash balances by $21,176.

For the six-month period ending March 31, 2015, the Company’s cash position, including access to cash through a revolving line of credit, increased to $44,910. Net cash provided operating activities was $24,896. Cash used by financing activities was $30,076 which was primarily a result of amount due to related parties of $20,000 and repayment on notes payables of $30,000.  Cash used by investing activities was $29,101, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash increased cash balances by $45,424.

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

