Form 10-Q
period 2016-06-30
MEDICAL INTERNATIONAL TECHNOLOGY INC
filed 2016-11-07
CIK 1112372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

June 30, 2016

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

MIT’s marketing and sales strategies in the medium and long term are the following:

●	Conduct more trials with renowned doctors to respond to new needs in the medical community.
●	Hire and train qualified marketing representatives with international experiences.
●	Searching for new dynamic and experience distributors worldwide.

New products in 2015.

MIT introduced in the second and third quarter of 2015 two new products:

1.	MED-JET MIT H-4 tageted all vaccination clinics, hospitals, and many other departments that had needs for single use disposable cartridge biologic injections.
2.	MINI-JET for day old chick vaccination in hatcheries.

●	The first new product MED-JET MIT H-4 was used in different markets for human vaccination and other medications in different countries including Africa, Asia and the Middle East.
●	The second new product MINI-JET was introduced in different markets for day old chick’s vaccination in different countries including USA, Canada, Europe, Africa, Asia and the Middle East.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2016	September 30, 2015

Assets
Current Assets
Cash and cash equivalents	$399,184	$-
Accounts receivable, net of allowance for bad debt of $2,700 at June 30, 2016	-	57,031
Inventories	247,375	210,579
Prepaid expenses	27,754	7,183

Total Current Assets	674,313	274,793

Property and Equipment
Tooling and machinery	593,935	558,706
Furniture and office equipment	144,633	128,163
Leasehold improvements	24,158	22,871
	762,726	709,740
Less accumulated depreciation	(668,936)	(578,738)
Total property and equipment, net	93,790	131,002

Other Assets
Patents (net of accumulated amortization of $80,933 and $56,993)	64,915	53,041
Total assets	$833,018	$458,836

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2016	September 30, 2015

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities

Bank line	$-	$74,663
Deferred income	10,622	-
Accounts payable and accrued expenses	66,195	109,712
Advance from related party	500,000	30,000
Short term borrowings	300,000	-
Current portion of long term debts	8,477	35,795
	885,294	250,170
Total Liabilities	885,294	250,170

Commitments

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 3,000,000 shares authorized; No issued and outstanding shares as of June 30, 2016 and September 30, 2015.	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 84,304,627 issued and outstanding as of June 30, 2016 and September 30, 2015	8,430	8,430
Additional paid-in capital	12,917,025	12,917,025
Accumulated deficit	(12,627,711)	(12,330,450)
Other comprehensive loss	(350,020)	(386,339)

Total Stockholders' Equity (Deficit)	(52,276)	208,666
Total Liabilities and Stockholders' Equity (Deficit)	$833,018	$458,836

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Month Period Ended June 30,		Nine-Month Period Ended June 30,
	2016	2015	2016	2015
Sales	$50,875	$140,945	$292,125	$439,249
Cost of sales	(69,133)	(39,864)	(144,413)	(121,703)
Gross profit (loss)	(18,258)	101,081	147,712	317,546

Selling, general, and administrative expenses	(151,403)	(91,057)	(442,091)	(258,896)
	(151,403)	(91,057)	(442,091)	(258,896)

Profit (loss) from operations	(169,661)	10,024	(294,379)	58,650

Other Income (Expense)
Interest income	105	188	497	687
Interest expense	(959)	(2,717)	(3,379)	(8,046)
	(854)	(2,529)	(2,882)	(7,359)

Net profit (loss)	$(170,515)	$7,495	$(297,261)	$51,291

Basic profit (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Basic weighted average shares outstanding	84,304,627	84,304,627	84,304,627	84,134,297

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month Period Ended
	June 30,	June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(297,261)	$51,291
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	80,185	64,917
Bad debt	2,700	-
Changes in:
Accounts receivable	54,331	(3,770)
Inventories	(36,796)	32,948
Prepaid expenses	(20,571)	272
Accounts payable and accrued liabilities	(43,517)	(42,545)
Deferred income	10,622	3,361
Net cash (used) provided by operating activities	(250,307)	106,474

Cash flows from investing activities:
Acquisition of patents	(32,061)	(23,052)
Tooling and machinery	(13,063)	(11,400)
Net cash used by investing activities	(45,124)	(34,452)

Cash flows from financing activities:
Payments to bank line	(74,663)	(15,257)
Payments to note payables	(27,318)	(68,644)
Proceeds from short term borrowings	300,000	-
Proceeds from related parties	500,000	50,000
Payments to related parties	(30,000)	(20,000)
Net cash (used) provided by financing activities	668,019	(53,901)

Effect of exchange rates	26,596	(11,252)
Increase in cash	399,184	6,869
Cash, beginning of period	-	33,767
Cash, end of period	$399,184	$40,636
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,420	$8,046
Cash paid for federal income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDICAL INTERNATIONAL TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Net loss	$(297,261)	$51,291
Other comprehensive income (loss)
Foreign currency translation adjustment	36,319	36,200

Net comprehensive income (loss)	$(260,942)	$87,491

The accompanying notes are an integral part of these consolidated financial statements

Medical International Technology, Inc.

Notes to Financial Statements

June 30, 2016

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended June 30, 2016 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2016. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Note 2 – Inventories

Inventories at June 30, 2016 and September 30, 2015 consist of the following:

	June 30, 2016	September 30, 2015
Raw materials	$149,810	$136,842
Work in process	67,293	51,511
Finished goods	30,272	22,226
Total	$247,375	$210,579

Note 3 – Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets, which range from 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for income tax reporting purposes. Depreciation expense for the nine months ended June 30, 2016 and 2015 was $58,308 and $47,674, respectively.

Medical International Technology, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

Note 4 – Intangible Assets

As of June 30, 2016 the Company has net patents on certain technologies aggregating $64,915. Amortization expense for the nine months ended June 30, 2016 and 2015 were $21,877 and $17,243, respectively. During the nine months ended June 30, 2016, the Company capitalized patent costs on its needle-free injector of $32,061.  Following is a detail of patents at June 30, 2016.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (Years)
Patents	$145,848	$80,933	$64,915	7.5 through 15

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

The Company accounts for its investment in MIT China in accordance with Financial Accounting Standards Board Accounting Standards Codification 323, “Investment — Equity Method and Joint Venture” (ASC 323), previously referred to as Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Accordingly, the Company adjusts the carrying amount of its investment in MIT China to recognize its share of earnings or losses. As of June 30, 2016 and September 30, 2015, the Company’s had no recorded investment remaining in the MIT China.

During the nine and three months ended June 30, 2016, the Company had $95,610 and $0 in sales of products to the joint venture. As of June 30, 2016 and September 30, 2015, the Company had a receivable from the joint venture of $32,390 and $51,165, respectively.

During the nine and three months ended June 30, 2015, the Company had approximately $193,000 and $62,000 in sales of products to the joint venture.

As of June 30, 2016 and September 30, 2015, the Company had an advance from the joint venture of $500,000 and $0, respectively. The advance bears no interest and has no formal payment terms.

Note 6 – Bank Line

The Company, through a hypothec agreement, has a line of credit up to a maximum of $100,000. The line is secured by Investissement Quebec (a Quebec government entity) and by Karim Menassa (personally) and by account receivables, inventories, equipment and all other assets of the Company. The line bears interest at the prime rate plus 2.5% (5.75% at September 30, 2015). At June 30, 2016 and September 30, 2015, the Company had $0 and $74,663 outstanding under the agreement.

Medical International Technology, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

Note 7 – Related Party Transactions

Related party balances consist of the following at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Payable to 9211-0766 Quebec Inc – 8% interest, due December 31, 2015	$-	$30,000
Advance from MIT China – no interest, no maturity date	500,000	-
	$500,000	$30,000

During the nine and three months ended June 30, 2016, the Company paid approximately $167,000 and $60,000 to a company owned by the President and CEO for consulting fees.

During the nine and three months ended June 30, 2015, the Company paid approximately $68,700 and $12,400 to a company owned by the President and CEO for consulting fees.

Note 8 – Stockholders' Equity (Deficit)

Issuance of Common Stock

From time to time, the Company will issue common stock for services rendered, debt reductions or as part of private placement offerings.

For the nine months ended June 30, 2016, there was no common stock issuance.

Preferred Stock

As of June 30, 2016, there was no preferred stock outstanding. Dividend features and voting rights are at the discretion of the Board of Directors without the requirement of shareholder approval.

Outstanding Options

As of June 30, 2016 and 2015, there are no options outstanding to purchase shares of the Company’s common stock.

Outstanding Warrants

There are no outstanding warrants

Medical International Technology, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

Note 9 –Operating Leases

The Company leases its office and warehouse space under an operating lease that expires on December 31, 2021. The lease calls for a monthly rent of $3,600 (CND).Rent expense for the nine month ended June 30, 2016 was approximately $30,500.

Future minimum lease commitments pertaining to the lease expire as follow:

Year ended:

June 30, 2017	$28,000
June 30, 2018	30,000
June 30, 2019	30,000
June 30, 2020	30,000
June 30, 2021	30,000
$148,000

Note 10 – Debt

Debt consists of the following at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Note payable to a bank, bearing interest at prime plus 3% (6.25% at September 30, 2015), secured by equipment, due December 20, 2016.	$8,477	$24,515
Loan Canada Economic Development, no interest, repayment of the contribution in sixteen (16) Equal and consecutive quarterly installments of $5,035 (CND) through May 2016.	-	11,280
Short term borrowing payable to an individual, bearing zero interest and no payment terms or maturity	300,000	-
Total long-term debt (all current)	$308,477	$35,795

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

Results of Operations

Results of Operations for the three months ended June 30, 2016 and 2015

For the three-month period ended June 30, 2016 the Company experienced a loss from operations of $169,661 which was primarily due to selling, general and administrative expenses of $151,403 and sales of $50,875. Gross losses for the period were $18,258.

For the three-month period ended June 30, 2015 the Company experienced a profit from operations of $10,024 which was primarily due to selling, general and administrative expenses of $91,057 and sales of $140,945. Gross profits for the period were $101,081.

The growing net loss between the comparable quarters was due to decreased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the three-month period ending June 30, 2016 were $50,875 compared to sales of $140,945 for the same period last year. Gross loss for the period ending June 30, 2016 represented 36% of sales, where gross profits for the same period last year represented 72% of sales.

Results of Operations for the nine months ended June 30, 2016 and 2015

For the nine-month period ended June 30, 2016 the Company experienced a loss of $292,125 which was primarily due to selling, general and administrative expenses of $442,091. Gross profits for the period were $147,712.

For the nine-month period ended June 30, 2015 the Company experienced a profit of $58,650 which was primarily due to selling, general and administrative expenses of $258,896. Gross profits for the period were $317,546.

The growing net loss between the comparable quarters was due to decreased sales as the Company continues to push its products into the market along with reduced research and development costs. Sales for the nine-month period ending June 30, 2016 were $292,125 compared to sales of $439,249 for the same period last year. Gross profits for the period ending June 30, 2016 represented 51% of sales, where gross profits for the same period last year represented 72% of sales.

Liquidity and Capital Resources

For the nine-month period ending June 30, 2016, the Company’s cash position, including access to cash through a revolving line of credit, increased by $399,184. Net cash used in operating activities was $250,307. Cash used by investing activities was $45,124, which was primarily the result of $32,061 for the acquisition of new patent rights. Cash provided by financing activities was $668,019 which was primarily a result of an advance from a related party of $500,000 and a short term borrowing from an individual of $300,000. In addition repayments were made to the bank line of $74,663 and $57,318 to various other debt.   The effect of exchange rates on cash increased cash balances by $26,596.

For the nine-month period ending June 30, 2015, the Company’s cash position, including access to cash through a revolving line of credit, increased by $6,869. Net cash used in operating activities was $106,474. Cash provided by financing activities was $53,901 which was primarily a result of pay down of debt by $83,901.  Cash used by investing activities was $34,452, which was a result of acquisitions of new patent rights. The effect of exchange rates on cash decreased cash balances by $11,252.

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

